Form 10-Q
period 1996-03-31
GRYPHON HOLDINGS INC
filed 1996-05-09
CIK 912558

1

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

  For Quarter Ended   March 31, 1996 Commission file number
                           0-5537

                             Gryphon Holdings Inc.
   (Exact name of registrant as specified in its charter)


            Delaware                              13-3287060
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification No.)



30 Wall Street, New York, New York                10005-2201
(Address of principal executive offices)          (zip code)

Registrant's telephone number, including area code:(212)   825-1200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    x
No

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable date.

              Class
Outstanding at March 31, 1996
Common stock, par value $.01
6,648,050





                    Gryphon Holdings Inc.
                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                         Page

Item 1.   Financial  Statements
                              Consolidated Balance Sheets at
                       March 31, 1996 and December 31, 1995         3

          Consolidated  Statements of Income for the three months ended
                                    March 31, 1996 and 1995         4

                   Consolidated Statements of Cash Flows for
             the three months ended March 31, 1996 and 1995         5

                 Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                                                 Operations         9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                12
Signatures                                                               12












           Gryphon Holdings Inc. and Subsidiaries

                 Consolidated Balance Sheets
                                         March 31,  December 31,
                                            1996        1995
Assets                                   (Dollars in thousands)
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 3/31/96 - $256,014; 12/31/95 - $248,324) $260,188  $260,728
 Short-term investments, at cost, which approximates market       537        537
Total investments                          260,725    261,265
Cash and cash equivalents                   30,000     27,337
Accrued investment income                    4,144      4,080
Premiums receivable                         18,431     17,475
Reinsurance recoverable on paid losses      20,676     24,489
Reinsurance recoverable on unpaid losses   142,745    152,975
Prepaid reinsurance premiums                18,110     20,434
Deferred policy acquisition costs           12,201     12,182
Deferred income taxes                        9,802      6,582
Other assets                                 4,407      4,170
Total assets                              $521,241   $530,989

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss adjustment expenses$301,927  $308,886
 Unearned premiums                          60,412     63,472
Total policy liabilities                   362,339    372,358
Reinsurance balances payable                23,285     29,373
Income taxes payable                         1,881        387
Long-term debt                              25,500     25,500
Other liabilities                           16,840     10,149
Total liabilities                          429,845    437,767
Commitments and contingencies
Stockholders' equity:
   Preferred   stock,  $.01  par  value;  1,000,000   shares
authorized;
  none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares
  authorized; 8,148,050 shares issued           81         81
 Additional paid-in capital                 30,850     30,850
 Foreign currency translation adjustment, net of tax    (202)    (209)
 Net unrealized investment gains, net of tax 2,712      8,063
 Deferred compensation                       (180)      (193)
   Retained earnings                        83,613     80,108
 Treasury stock, at cost; 1,500,000 shares  (25,478)  (25,478)
Total stockholders' equity                  91,396     93,222
Total liabilities and stockholders' equity$521,241   $530,989

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.
           Gryphon Holdings Inc. and Subsidiaries

              Consolidated Statements of Income


                                      Three months ended March 31,
                                            1996        1995

                                   (Dollars and shares in thousands,
                                         except per-share data)


  Revenues
  Gross premiums written                $34,919      $35,209
  Net premiums written                   21,213       17,872

  Net premiums earned                    21,951       17,697
  Net investment income                   4,159        3,666
  Realized gains on investments             802          276
  Other income                              270       ______
  Total revenues                         27,182       21,639

  Expenses
  Losses and loss adjustment expenses    12,853       10,343
  Underwriting, acquisition, and insurance expenses    9,234 7,558
  Interest expense                          437       ______
  Total expenses                         22,524       17,901

  Income before income taxes              4,658        3,738

  Provision for income taxes (benefit):
    Current                               1,493          892
    Deferred                              (340)        (156)
  Total income taxes                      1,153          736
                                         ______       ______
  Net income                             $3,505       $3,002

  Net income per-share data              ______       ______
  Net       income                                     $0.53
  $0.37

  Weighted average shares outstanding     6,648        8,148



See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.
           Gryphon Holdings Inc. and Subsidiaries

            Consolidated Statements of Cash Flows


                                      Three months ended March 31,
                                            1996        1995

                                         (Dollars in thousands)

  Operating activities

  Net income                             $3,505       $3,002
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Increase (decrease) in net policy liabilities      6,348 (994)
    (Increase) decrease in premiums receivable(956)    1,649
    Increase in deferred policy acquisition costs       (19) (208)
    Deferred income tax provision         (340)        (156)
    Decrease (increase) in other assets and liabilities7,920 (140)
    Amortization and depreciation           126           90
    Amortization of bond discount, net      156           79
    Realized gains on investments         (802)        (276)
    (Decrease) increase in reinsurance balances payable(6,088)    2,402
    (Increase) decrease in accrued investment income     (64)     65
  Net cash provided by operating activities  9,786     5,513

  Investing activities

  Sales of fixed maturities              66,387       79,490
  Purchases of fixed maturities        (74,331)     (89,943)
  Maturities or calls of fixed maturities   900          197
  Capital expenditures                     (86)        (129)
  Net cash used by investing activities  (7,130)    (10,385)

  Financing activities

  Effect of exchange rate changes on cash          7        7

  Increase (decrease) in cash and cash equivalents     2,663 (4,865)
  Cash and cash equivalents at beginning of year      27,337   28,908
  Cash and cash equivalents at end of year$30,000    $24,043

  Supplemental disclosure of cash flow information

    Income taxes paid                                   $300
    Interest paid                          $437


See accompanying notes to consolidated financial statements. These statements are subject to year-end audit.
1.   Basis of Presentation
     Gryphon Holdings Inc. (the "Company") operates through its main subsidiary, Gryphon Insurance Group Inc., as a specialty property and casualty underwriting organization. The Company's wholly owned insurance company subsidiaries are Associated International Insurance Company and Calvert Insurance Company. The accompanying financial statements include, for all periods presented, the accounts and operations of Gryphon Holdings Inc. and its subsidiaries.
2.   Principles of Consolidation
     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which as to the two wholly owned insurance company subsidiaries differ from the statutory accounting practices prescribed or permitted by regulatory authorities, and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.   Investments
      Fair values are based on quoted market prices, when available, or estimates based on market prices for similar securities, when quotes are not available. Short-term investments are carried at cost, which approximates their fair value. Realized gains and losses from the sales or liquidation of investments are determined on the basis of the specific identification method and are included in net income. Investment income is recognized when earned. The amortization of premium and accretion of discount for fixed maturity securities are computed utilizing the interest method.
     The major components of net investment income are summarized as follows:
                                        For the three months
                                        ended March 31,
                                      1996           1995
                                        (Dollars in thousands)
Fixed maturities                    $4,125         $3,472
Cash,   cash  equivalents  and  short-term  investments       295
536
Total investment income              4,420          4,008
Less related expenses                  261            342
Net investment income               $4,159         $3,666





      The gross and net realized gains and losses from sales of fixed income securities are as follows:
                                        For the three months
                                        ended March 31,
                                      1996           1995
                                        (Dollars in thousands)
Gross realized gains                $1,184           $750
Gross realized losses                (382)          (474)
Net realized gain on sales            $802           $276
      At March 31, 1996 and December 31, 1995, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                           Gross    Gross Estimated
                                AmortizedUnrealizedUnrealizedFair
                                   Cost    Gains    Losses  Value
                                           (Dollars in thousands)
March 31, 1996
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies$45,308$1,062   $(457)    $45,913
Debt securities issued by foreign governments5,794     89     (86)    5,797
Tax-exempt obligations of states and
   political subdivisions        135,806   4,013    (648)  139,171
Mortgage-backed securities        35,912     385    (307)   35,990
Corporate securities              33,194     531    (408)   33,317
                                 256,014   6,080  (1,906)  260,188
Short-term investments               537                           537
                                $256,551  $6,080 $(1,906) $260,725

                                           Gross    Gross Estimated
                                AmortizedUnrealizedUnrealizedFair
                                   Cost    Gains    Losses  Value
                                           (Dollars in thousands)
December 31, 1995
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies$48,292$3,101     $(8)    $51,385
Debt securities issued by foreign governments4,078    158             4,236
Tax-exempt obligations of states and
   political subdivisions        124,073   6,702     (40)  130,735
Mortgage-backed securities        36,616     976            37,592
Corporate securities              35,265   1,571     (56)   36,780
                                 248,324  12,508    (104)  260,728
Short-term investments               537                           537
                                $248,861 $12,508   $(104) $261,265

4.   Long-Term Debt
      In September 1995, the Company purchased 1.5 million shares of its Common Stock beneficially owned by Willis Corroon Group plc ("Willis Corroon") for a purchase price of $25.5 million, including related expenses. The Company financed its purchase with commercial lending institutions through an unsecured term loan. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term-loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of March 31, 1996, the weighted average interest rate was 6.85%, and the fair value of the loan approximated the carrying value.
     Principal payments due on the term loan are as follows:
                                          Principal Amount
Year ending December 31,               (Dollars in thousands)
     1996                                     $ 875
     1997                                     3,500
     1998                                     3,625
     1999                                     4,125
     2000                                     4,625
     Thereafter                               8,750
       Total                                $25,500

      In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of March 31, 1996, the fair value of the interest rate swap approximated the carrying value.
5.   Earnings Per Share
     Earnings per common share are based on the average number of shares outstanding during each period; the exercise of outstanding stock options would have no significant dilutive effect on earnings per share.
6.   Unaudited Consolidated Financial Statements
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended March 31, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1995 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
       The Company is a holding company that, through its subsidiaries, underwrites specialty property and casualty insurance in sectors of the insurance industry that are generally considered difficult to insure. Many of the coverages written by the Company can be categorized as excess and surplus lines, which generally means that the risks are nonstandard or that the policies in respect of the risks are written with unusual limits or at deviated rates. The property and casualty insurance industry is highly cyclical. The excess and surplus lines sectors of the property and casualty insurance industry are often subject to greater cyclicality and volatility than the industry in general. During soft markets, large standard lines insurers often utilize excess capacity to assume risks in excess and surplus and specialty lines. During hard markets, such insurers tend to abandon the excess and surplus and specialty lines to the carriers that concentrate in these sectors. Thus, capacity in these lines will fluctuate substantially, often with fluctuations in revenues or profits, or both.
Results of Operations
First Quarter of 1996 Compared with the First Quarter of 1995
      Gross Premiums Written. Gross premiums written were $34.9 million for the first quarter of 1996, compared with $35.2 million for the first quarter of 1995. The decrease in gross premiums written was primarily attributable to a $2.0 million decrease in Difference in Conditions ("DIC") premiums resulting from timing differences and processing delays in the booking of premiums, the sharing of premiums with a companion carrier, and, to a lesser extent, an increase in competition with respect to certain types of DIC risks. Other Property decreased by $0.3 million due to the processing delays mentioned above, as well as increased competition, mitigated in part by new business from plate glass and fire policies. Such decreases were partially offset by a $0.8 million increase in premiums from Specialty Lines, due to new business, and a $0.7 million increase in Casualty premiums, resulting from new program business marketed by the Company. Architects' & Engineers' Liability premiums increased by $0.6 million due to enhanced coverages offered, although the underlying market conditions remain soft.
     Net Premiums. Net premiums written increased 18.7% to $21.2 million for the first quarter of 1996 from $17.9 million for the first quarter of 1995, primarily as a result of reduced reinsurance costs for Casualty and Specialty Lines, increased retention levels in the Commercial Automobile and Other Property business and a change in the mix of business written.
      Net premiums earned increased by 24.0% to $22.0 million for the first quarter of 1996 from $17.7 million for the first quarter of 1995, as a result of most of the factors described above.
      Net Investment Income. Net investment income increased 13.4% to $4.2 million for the first quarter of 1996 from $3.7 million for the first quarter of 1995. The increase is primarily due to additional funds available for investment in 1996.
      Net Realized Gains on Investments. In the first quarter of 1996, the Company realized a net gain of $0.8 million, principally from the sale of taxable securities. The Company is shifting its portfolio in 1996 towards a lower percentage of taxable securities to optimize the mix of taxable and tax-exempt investments.
      Other Income. For the quarter ended March 31, 1996, the Company recorded $0.3 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased by 24.3% to $12.9 million for the first quarter of 1996 from $10.3 million for the first quarter of 1995, primarily due to earned premium exposures. Losses and loss adjustment expenses were 58.6% of net premiums earned in the first quarter of 1996, compared with 58.4% in the first quarter of 1995.
       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased by 22.2% to $9.2 million for the first quarter of 1996 from $7.6 million for the first quarter of 1995, primarily due to increased acquisition costs and additions to staff related to new business.
     Interest Expense. For the quarter ended March 31, 1996, the Company recorded $0.4 million for interest expense associated with a term loan of $25.5 million in connection with the purchase of 1.5 million shares of its common stock in September of 1995.
      Income Taxes. Income taxes were $1.2 million for the first quarter of 1996, compared with income taxes of $0.7 for the first quarter of 1995.
      Net Income. Net income was $3.5 million for the first quarter of 1996, compared with $3.0 million for the first quarter of 1995.
     Liquidity and Capital Resources
      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs, and general and administrative expenses. Net cash provided by operations was $9.8 million for the first three months of 1996, compared with $5.5 million for the first three months of 1995.
      At March 31, 1996, the Company maintained cash and cash equivalents of $30.0 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at March 31, 1996 were held by its subsidiaries.
      Reinsurance recoverables on unpaid losses decreased from $153.0 million at December 31, 1995 to $142.7 million at March 31, 1996. Because of the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.
      In September 1995, the Company purchased 1.5 million shares of its common stock from Willis Corroon for a total purchase price of $25.5 million, including related expenses. The Company financed its purchase of such shares through the proceeds of borrowing from commercial lending institutions. As a result of the interest on this indebtedness, the Company's corporate overhead expense will increase by approximately $1.8 million in 1996.
      As a holding company, the Company depends principally on dividends from its insurance company subsidiaries to pay corporate overhead expenses, including principal and interest on its borrowings. These subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. Under the insurance code of Pennsylvania, dividends from Calvert are limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department of Insurance. Under the insurance code of California, dividends from Associated are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the Company's statutory net income from operations for the previous year, without prior approval from the California Department of Insurance.
      The National Association of Insurance Commissioners (NAIC) adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on computations made by the Company in conformity with such guidelines, Associated and Calvert have exceeded the required levels of capital. There can be no assurance that capital requirements applicable to the Company's business will not increase in the future.
      The Company has no present plans to make any significant capital expenditures in the foreseeable future.
      The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.
Effects of Inflation
      There was no significant impact on the Company's operations as a result of inflation during the first quarter of 1996. However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.





PART II - OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
a)  Exhibits. - None
b) The following report on Form 8-K was filed during the first three months of 1996.
  1. Form 8-K dated March 12, 1996, reporting a change in the Registrant's By-Laws.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gryphon  Holdings  Inc.
(Registrant)

Date:   May  9, 1996                           Stephen  A.  Crane
Stephen                         A.                          Crane
President & Chief Executive Officer

Date:   May 9, 1996                           Robert P.  Cuthbert
Robert                         P.                        Cuthbert
Senior               Vice               President               &
Chief                      Financial                      Officer
(Principal                     Financial                      and
Accounting Officer)