Form 10-Q/A
period 1996-03-31
GRYPHON HOLDINGS INC
filed 1996-07-23
CIK 912558

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   AMENDMENT 1

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

                                             Yes    x        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at March 31, 1996
- ----------------------------                -----------------------------
COMMON STOCK, PAR VALUE $.01                           6,648,050

                              Gryphon Holdings Inc.

                                TABLE OF CONTENTS

PART II.  OTHER INFORMATION                                          PAGE
                                                                     ----
Item 6.   Exhibits and Reports on Form 8-K .........................   3
Signatures .........................................................   4

Ex-27 ..............................................................   5

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Exhibit No.   Description                                 Page
- -----------   -----------                                 ----

EX-27     Financial Data Schedule                          5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRYPHON  HOLDINGS  INC.
                                          -----------------------
                                          (Registrant)

Date:   July  22,  1996                   Stephen  A. Crane
                                          -----------------------
                                          STEPHEN A. CRANE
                                          President & Chief Executive Officer

Date:   July  22,  1996                   Robert P. Cuthbert
                                          -----------------------
                                          ROBERT P. CUTHBERT
                                          Senior Vice President &
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)