Form 10-Q
period 1996-06-30
GRYPHON HOLDINGS INC
filed 1996-08-13
CIK 912558

14

             SECURITIES AND EXCHANGE

                   COMMISSION WASHINGTON,

                   D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES  EXCHANGE ACT OF 1934


  For Quarter Ended   June 30, 1996  Commission file
number
                          0-5537

                             Gryphon Holdings Inc.
  (Exact name of registrant as specified in its charter)


            Delaware                              13-
3287060
(State or other jurisdiction of             (I.R.S.
Employer incorporation or organization)
Identification No.)



30 Wall Street, New York, New York                10005-
2201
(Address of principal executive offices)          (zip
code)

Registrant's telephone number, including area code:(212)   825-
1200



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

              Class
Outstanding at June 30, 1996
Common stock, par value $.01
6,659,725





                    Gryphon Holdings
                      Inc. TABLE OF
                      CONTENTS



Part I.   FINANCIAL INFORMATION                         Page
Item 1.   Financial  Statements
                              Consolidated Balance Sheets at
June 30, 1996 and December 31, 1995          3

          Consolidated  Statements of Income for the three and six months ended
                                     June 30, 1996 and 1995           4
                   Consolidated Statements of Cash Flows for
                the six months ended June 30, 1996 and 1995            5

                 Notes to Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                                                 Operations          9
Part II.  OTHER INFORMATION
Item 4    Submission of Matters to a vote of Security
Holders      13

Item 6.   Exhibits and Reports on Form 8-K                14
Signatures
14

EXHIBIT 27                         Financial Data Schedule
15





               PART I - FINANCIAL INFORMATION
            Gryphon Holdings Inc. and Subsidiaries

                  Consolidated Balance Sheets
                                          June 30,  December
                                            31, 1996
                                            1995
Assets                                   (Dollars in
thousands)
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 6/30/96 - $259,169 ; 12/31/95 - $248,324)
$263,305                                  $260,728
  Short-term investments, at cost, which approximates market       537
                                   537
Total investments                          263,842    261,265
Cash and cash equivalents                   27,578
27,337
Accrued investment income                    4,198
4,080
Premiums receivable                         23,151
17,475
Reinsurance recoverable on paid losses      19,842
24,489
Reinsurance recoverable on unpaid losses   159,274
152,975 Prepaid reinsurance premiums        18,051
20,434
Deferred policy acquisition costs           12,391
12,182
Deferred income taxes                        9,905
6,582
Income taxes receivable                        380
Other assets                                 5,698
4,170
Total assets                              $544,310
$530,989

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss adjustment expenses$321,834
$308,886
 Unearned premiums                          61,755
63,472
Total policy liabilities                   383,589
372,358
Reinsurance balances payable                30,661
29,373
Long-term debt                              25,500
25,500
Income taxes payable
387
Other liabilities                           12,767
10,149
Total liabilities                          452,517
437,767
Commitments and contingencies
Stockholders' equity:
 Preferred   stock,  $.01  par  value;  1,000,000   shares
authorized;
  none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares
  authorized; 8,148,050 shares issued
  81            81
 Additional paid-in capital                 30,852
30,850
    Foreign currency translation adjustment, net of tax    (203)
                                (209)
 Net unrealized investment gains, net of tax 2,689      8,063
 Deferred compensation                       (296)      (193)
   Retained earnings                        83,950     80,108
  Treasury  stock,  at cost; shares 1996:  1,488,325;  1995:
1,500,000                                 (25,280)   (25,478)
Total stockholders' equity                  91,793     93,222
Total liabilities and stockholders' equity$544,310   $530,989

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.
            Gryphon Holdings Inc. and Subsidiaries

               Consolidated Statements of Income


                                 Three  months endedSix months
e nded
                                     June 30,       June 30,
                                   1996    1995   1996    1995
                               (Dollars and shares in
                                     thousands, except per-
                                     share data)

  Revenues
  Gross premiums written        $39,017$43,444 $73,936$78,653
  Net premiums written           22,585  25,703 43,798  43,575

  Net premiums earned            21,180 21,019  43,131 38,716
  Net investment income           3,921  4,133   8,080  7,799
  Realized  gains (losses) on investments (190)        1,554
612
  1,830
  Other income                      285 ______     555 ______
  Total revenues                 25,196 26,706 52,378  48,345

  Expenses
  Losses and loss adjustment expenses 15,10213,419 27,95523,762
  Underwriting,  acquisition, and insurance  expenses
  9,9528,673 19,186                  16,231
  Interest expense                  436 ______      873______
  Total expenses                 25,490  22,092  48,014  39,993

  Income (loss) before income taxes (294)4,614  4,364   8,352

  Provision for income taxes (benefit):
    Current                       (541)  1,519     952  2,411
      Deferred                         (90)      (390)
(430)
  (546)
  Total income taxes              (631)  1,129     522  1,865

  ______ ______
  Net income                       $337 $3,485  $3,842 $6,487

  Net income per-share data
  Net income                       $0.05   $0.43  $0.58   $0.80

  Weighted   average  shares  outstanding    6,656
8,1486,652
  8,148



See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.
            Gryphon Holdings Inc. and Subsidiaries

             Consolidated Statements of Cash Flows


                                       Six months ended June
                                            30, 1996
                                            1995
                                         (Dollars in
  thousands) Operating activities
  Net income                             $3,842       $6,487
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase  (decrease)  in net policy  liabilities
  11,962 2,554
    (Increase) decrease in premiums receivable(5,676)(4,232)
     Increase  in  deferred policy acquisition  costs
     (209)
  (1,176)
    Deferred income tax provision         (430)        (546)
     Decrease  (increase)  in other assets  and
  liabilities1,366 (321)
    Amortization and depreciation           236          190
    Amortization of bond discount, net      267          211
    Realized gains on investments         (612)      (1,830)
     (Decrease)  increase  in reinsurance  balances
  payable1,288 1,853
     (Increase)  decrease in accrued investment  income
  (118) 207
  Net cash provided by operating activities 11,916     3,397

  Investing activities

  Sales of fixed maturities             132,463      103,901
  Purchases of fixed maturities       (143,863)    (163,067)
  Maturities or calls of fixed maturities   900       44,260
  Capital expenditures                  (1,252)        (223)
  Net cash used by investing activities(11,752)     (15,129)

  Financing activities

  Issuance of common stock                   71

  Effect of exchange rate changes on cash          6        47

  Increase  (decrease)  in  cash and  cash  equivalents
  241 (11,685)
Cash  and  cash  equivalents at beginning of  year       27,337
  28,908
  Cash and cash equivalents at end of year$ 27,578   $17,223

  Supplemental disclosure of cash flow information

    Income taxes paid                    $1,701       $1,850
    Interest paid                           870

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.
1.   Basis of Presentation
     Gryphon  Holdings Inc. (the "Company") operates through
its main  subsidiary, Gryphon Insurance Group Inc.,  as  a
specialty property  and casualty underwriting organization.
The  Company's wholly   owned  insurance  company  subsidiaries
are  Associated International  Insurance Company and Calvert
Insurance  Company.
The  accompanying financial statements include, for  all
periods presented,  the accounts and operations of Gryphon
Holdings  Inc. and its subsidiaries.
2.   Principles of Consolidation
     The accompanying consolidated financial statements have
been prepared on the basis of generally accepted accounting
principles ("GAAP"),  which  as  to the two wholly owned
insurance  company subsidiaries  differ  from  the  statutory accounting  practices prescribed  or permitted by regulatory
authorities,  and  include the   accounts   of  the  Company
and  its  subsidiaries.    All
significant  intercompany  accounts and  transactions  have
been eliminated in consolidation.
3.   Investments
      Fair  values  are  based  on  quoted  market  prices,
when available,  or  estimates  based on  market  prices  for
similar securities,   when   quotes   are  not   available.
Short-term investments  are carried at cost, which approximates
their  fair value.   Realized gains and losses from the sales or
liquidation of  investments  are  determined on the  basis  of the  specific identification method and are included in net
income.  Investment income  is  recognized when earned.  The amortization of  premium and  accretion  of  discount for fixed maturity  securities  are computed utilizing the interest
method.
     The major components of net investment income are
summarized as follows:
                                 For the three months      For
the
six months
                                            ended     June
30,
ended June 30,
                                    1996    1995     1996   1995
                                                            (Dollars in
thou sands)
Fixed maturities                 $3,925   $3,797  $8,050  $7,258
Cash,  cash equivalents and short-term investments     295
493
590                                1,040
Total investment income            4,220   4,290   8,640   8,298
Less related expenses                299     157     560     499
Net investment income             $3,921  $4,133  $8,080  $7,799





      The  gross and net realized gains and losses from sales
of fixed income securities are as follows:
                                 For the three months      For
the
six months
                                            ended     June
30,
ended June 30,
                                    1996    1995     1996   1995
                                                            (Dollars in
thou sands)
Gross realized gains            $   722   $1,692 $1,906   $2,442
Gross realized losses              (912)   (138) (1,294)
(612)
Net realized gain (loss) on sales$  (190) $1,554 $   612
$1,830
      At June 30, 1996 and December 31, 1995, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                           Gross    Gross
                                Estimated
                                AmortizedUnrealizedUnrealizedFair
                                   Cost    Gains    Losses  Value
                                           (Dollars in thousands)
June 30, 1996
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies$28,157$3,097   $(188)
$31,066
Debt securities issued by foreign governments5,768    116     (91)    5,793
Tax-exempt obligations of states and
   political subdivisions        156,557   3,864  (1,947)  158,474
Mortgage-backed securities        46,048     198    (570)   45,676
Corporate securities              22,639     249    (592)   22,296
                                 259,169   7,524  (3,388)  263,305
Short-term investments               537
537
                                $259,706  $7,524 $(3,388) $263,842

                                           Gross    Gross Estimated
                                AmortizedUnrealizedUnrealizedFair
                                   Cost    Gains    Losses  Value
                                           (Dollars in thousands)
December 31, 1995
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies$48,292$3,101     $(8)
$51,385
Debt securities issued by foreign governments4,078    158             4,236
Tax-exempt obligations of states and
   political subdivisions        124,073   6,702     (40)  130,735
Mortgage-backed securities        36,616     976            37,592
Corporate securities              35,265   1,571     (56)   36,780
                                 248,324  12,508    (104)  260,728
Short-term investments               537
537
                                $248,861 $12,508   $(104) $261,265

4.   Long-Term Debt
     In September 1995, the Company purchased 1.5 million shares of its Common Stock beneficially owned by Willis Corroon Group plc ("Willis Corroon") for a purchase price of $25.5 million, including related expenses. The Company financed its purchase with commercial lending institutions through an unsecured term
loan.   This  loan matures in varying amounts through  2002  with
interest payable at least quarterly. The term loan interest rate is equivalent to either the lead bank's prime rate or the
London Interbank  Offered Rate ("LIBOR") plus 1%, at the
discretion  of the               Company.    The   term-loan
agreement   contains   certain
restrictive  covenants, including restrictions on  the
Company's ability to declare or pay any cash dividends to its shareholders. As of June 30, 1996, the weighted average interest rate was 6.85%, and the fair value of the loan approximated the carrying value.
    Principal payments due on the term loan are as follows:
                                          Principal Amount
Year ending December 31,               (Dollars in thousands)
     1996                                     $ 875
     1997                                     3,500
     1998                                     3,625
     1999                                     4,125
     2000                                     4,625
     Thereafter                               8,750
       Total                                $25,500

      In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending
institution  in order            to reduce the impact of
interest rate fluctuations on  the
Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of June 30, 1996, the fair value of the interest rate swap approximated the carrying value.
5.   Earnings Per Share
     Earnings per common share are based on the average number
of shares   outstanding  during  each  period;      the
exercise   of
outstanding  stock  options would have  no  significant
dilutive
effect on earnings per share.
6.   Unaudited Consolidated Financial Statements
      In  the  opinion of management, the accompanying
unaudited consolidated   financial  statements  contain   all
adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended June 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1995 Annual Report on Form 10-K. The results of
operations   for   the  period  presented  are  not
necessarily indicative of the results to be expected for the
entire year. ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS
OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
       The  Company  is  a  holding  company  that,  through
its subsidiaries,   underwrites  specialty  property   and
casualty insurance in sectors of the insurance industry that are generally considered difficult to insure. Many of the coverages written by the Company can be categorized as excess and surplus lines, which generally means that the risks are nonstandard or that the policies in respect of the risks are
written with unusual  limits or  at  deviated  rates.   The
property and casualty insurance industry is highly cyclical. The excess and surplus lines sectors of the property and casualty insurance industry are often subject to greater cyclicality and volatility than the industry in general. During soft markets, large standard lines insurers often utilize excess capacity to assume risks in excess and surplus and specialty lines. During hard markets, such insurers tend to abandon the excess and surplus and specialty lines to the carriers that concentrate in these sectors.
Thus, capacity in these lines will fluctuate substantially, often with fluctuations in revenues or profits, or both. Results of Operations
Second Quarter of 1996 Compared with the Second Quarter of 1995
      Gross Premiums Written.  Gross premiums written were
      $39.0
million for the second quarter of 1996, compared with $43.4 million for the second quarter of 1995. The decrease in gross premiums written was primarily attributable to a $4.2 million decrease in Difference in Conditions ("DIC") premiums resulting from the sharing of premiums with a companion carrier, and, to a lesser extent, an increase in competition with respect to certain types of DIC risks. Other Property decreased by $1.2 million due to increased competition, mitigated in part by new business from plate glass and fire policies, and Casualty premiums decreased by $0.6 million. Such decreases were partially offset by a $1.0 million increase in Commercial Automobile premiums, and a $0.2 million increase in premiums from Specialty Lines, due
to  new business.   Architects' & Engineers' Liability premiums
increased by $0.3 million due to enhanced coverages offered, although the underlying market conditions remain soft.
     Net Premiums. Net premiums written decreased 12.1% to $22.6 million for the second quarter of 1996 from $25.7 million for the second quarter of 1995, as a result of most of the  factors described above.
      Net premiums earned increased to $21.2 million for the second quarter of 1996 from $21.0 million for the second quarter of 1995, resulting from a change in the mix of business written and in the Company's reinsurance program that reduced reinsurance costs on an earned basis.
     Net Investment Income.  Net investment income decreased
5.1%
to $3.9 million for the second quarter of 1996 from $4.1 million for the second quarter of 1995. The decrease in net investment income, which is reported before taxes, was
primarily a result of lower                             average
interest rates due to a greater component of  tax-
exempt  securities  in  1996 than in  1995.   This  decrease
was
mitigated by additional funds available for investment in 1996.
      Net  Realized Gains (Losses) on Investments.  In the
      second
quarter of 1996, the Company realized a net loss of $0.2 million, principally from the sale of taxable securities. The sales resulted from the Company shifting its portfolio in 1996 towards a lower percentage of taxable securities to optimize the mix of taxable and tax-exempt investments.
      Other Income. For the quarter ended June 30, 1996, the Company recorded $0.3 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses  and  Loss  Adjustment Expenses.   Losses  and
      loss
adjustment expenses increased by 12.5% to $15.1 million for the second quarter of 1996 from $13.4 million for the second quarter of 1995, primarily due to reserve increases in a truck leasing program and a used car dealers program, each
discontinued  during 1995.                                 In
1995,  the Company recorded $1.1  million  in  losses
arising from hail storms in Texas. Losses and loss adjustment expenses were 71.3% of net premiums earned in the second quarter of 1996, compared with 63.8% in the second quarter of 1995.
       Underwriting,   Acquisition,   and   Insurance
       Expenses.
Underwriting,  acquisition, and insurance expenses  increased
by 14.7%   to $10.0 million for the second quarter of 1996 from
$8.7
million for the second quarter of 1995, due to increased acquisition costs resulting from a change in the mix of business written, additions to staff related to new business and an increase in the provision for bad debts.
      Interest Expense. For the quarter ended June 30, 1996, the Company recorded $0.4 million for interest expense associated with a term loan of $25.5 million in connection with the purchase of 1.5 million shares of its common stock in September of 1995.
      Income  Taxes.  The Company recorded a tax benefit of
      $0.6
million in the second quarter of 1996, compared with an income tax expense of $1.1 for the second quarter of 1995. In 1996, the income tax benefit resulted from an operating loss, net realized losses on investments, and a shift from taxable to tax-exempt investments.
      Net  Income.   Net income was $0.3 million for  the
second quarter  of  1996,  compared with $3.5  million  for
the  second quarter of 1995.
Six Months Ended June 30, 1996 Compared with the Six Months
Ended June 30, 1995
      Gross Premiums Written. Gross premiums written were $73.9 million for the six months ended June 30, 1996, compared with $78.7
million  for  the six months ended  June  30,  1995.   The
decrease in gross premiums written was primarily attributable to a $6.2 million decrease in Difference in Conditions ("DIC") premiums resulting from the sharing of premiums with a companion carrier, and, to a lesser extent, an increase in competition with respect to certain types of DIC risks. Other Property decreased by $1.5 million due to increased competition, mitigated in part by new business from plate
glass  and  fire  policies.                            Such
decreases were partially offset by a $1.0 million increase in premiums from Specialty Lines, due to new business, a $0.9 million increase in Commercial Automobile premiums, and a $0.2 million increase in Casualty premiums, resulting from new lines of business marketed by the Company. Architects' & Engineers' Liability premiums increased by $0.9 million due to enhanced coverages offered, although the underlying market conditions remain soft.
      Net  Premiums.   Net  premiums written increased  to
$43.8 million for the six months ended June 30, 1996 from $43.6 million for the six months ended June 30, 1995. Net premiums written increased while gross premiums written decreased significantly, primarily as a result of reduced reinsurance costs, increased retention levels and a change in the mix of business written.
     Net premiums earned increased by  11.4% to $43.1 million
     for
the six months ended June 30, 1996 from $38.7 million for the six months ended June 30, 1995, as a result of most of the factors described above.
     Net Investment Income. Net investment income increased 3.6% to $8.1 million for the six months ended June 30, 1996 from $7.8 million for the six months ended June 30, 1995. The
increase                                               is
primarily  due  to additional funds available for  investment in
1996 and was mitigated by lower average interest rates in 1996 than in 1995, from a greater component of tax-exempt securities in 1996.
      Net Realized Gains on Investments. In the six months ended June 30, 1996, the Company realized a net gain of $0.6 million, principally from the sale of taxable securities. The sales resulted from the Company shifting its portfolio in 1996 towards a lower percentage of taxable securities to optimize
the mix                                                of
taxable and tax-exempt investments.
      Other Income. For the quarter ended June 30, 1996, the Company recorded $0.6 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses  and  Loss  Adjustment Expenses.   Losses  and
      loss
adjustment expenses increased by 17.6% to $28.0 million for the six months ended June 30, 1996 from $23.8 million for the six months ended June 30, 1995, primarily due to earned premium exposures and to reserve increases in a truck leasing program and a used car dealers program, each discontinued in 1995. In 1995, the Company recorded $1.1 million in losses arising from hail storms in Texas. Losses and loss adjustment expenses were 64.8% of net premiums earned in the six months ended June 30, 1996, compared with 61.4% in the six months ended June 30, 1995.
       Underwriting,   Acquisition,   and   Insurance
       Expenses.
Underwriting,  acquisition, and insurance expenses  increased by
18.2%  to  $19.2 million for the six months ended June  30,
1996
from $16.2 million for the six months ended June 30, 1995, primarily due to increased acquisition costs, additions to staff related to new business and an increase in the provision for bad debts.
      Interest Expense. For the quarter ended June 30, 1996, the Company recorded $0.9 million for interest expense associated with a term loan of $25.5 million in connection with the purchase of 1.5 million shares of its common stock in September of 1995.
      Income  Taxes.  Income taxes were $0.5 million for the
      six
months ended June 30, 1996, compared with income taxes of $1.9 million for the six months ended June 30, 1995. In 1996, the decrease in income tax expense resulted from higher operating expenses and a shift from taxable to tax-exempt investments.
      Net Income.  Net income was $3.8 million for the six
      months
ended  June  30,  1996, compared with $6.5 million  for  the six
months ended June 30, of 1995.
     Liquidity and Capital Resources
      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs, and general and administrative
expenses.     Net                                      cash
provided by operations was $11.9 million for the first six months of 1996, compared with $3.4 million for the
first  six months of                                   1995.
      At June 30, 1996, the Company maintained cash and cash equivalents of $27.6 million to meet current payment obligations. In addition,  the  Company's  investment  portfolio  could
be
substantially liquidated without any material financial impact. Substantially all of the cash and investments of the
Company                                                at
June 30, 1996 were held by its subsidiaries.
      Reinsurance recoverables on unpaid losses increased from $153.0 million at December 31, 1995 to $159.3 million at June 30, 1996.
Because of the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.
      In September 1995, the Company purchased 1.5 million
shares
of its common stock from Willis Corroon for a total purchase price of $25.5 million, including related expenses. The Company financed its purchase of such shares through the proceeds of borrowing from commercial lending institutions. As a result of the interest on this indebtedness, the Company's corporate overhead expense will increase by approximately $1.8 million in 1996.
      As  a  holding company, the Company depends principally
on dividends  from  its  insurance  company  subsidiaries   to
pay corporate overhead expenses, including principal and
interest  on its       borrowings.   These  subsidiaries  are
subject  to   state
insurance laws that restrict their ability to pay dividends. Under the insurance code of Pennsylvania, dividends from Calvert are limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department of Insurance. Under the insurance code of California, dividends from Associated are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the Company's statutory net income from operations for the previous year, without prior approval from the California Department of Insurance.
      The  National Association of Insurance Commissioners
(NAIC) adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property
and  casualty insurers.    Based  on  computations  made  by
the  Company           in
conformity  with  such guidelines, Associated  and  Calvert
have exceeded  the  required  levels of  capital.   There  can
be no assurance that capital requirements applicable to the Company's business will not increase in the future.
      The Company has no present plans to make any significant capital expenditures in the foreseeable future.
      The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its longterm capital requirements to fund growth.
Effects of Inflation
      There was no significant impact on the Company's operations as a result of inflation during the second quarter of 1996. However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
a)    The Annual Meeting of Shareholders of Gryphon Holdings
Inc.
was held on Thursday, May 9, 1996.


b) Class III Directors elected at the Annual Meeting of
Stockholders:


                       Votes     Votes      Broker
                        For     Withheld   Non-
Votes
Stephen A. Crane       4,855,659  620,693       0
Franklin L. Damon      4,855,659  620,693       0
Robert R. Douglass     4,855,659  620,693       0
Joe M. Rodgers         4,855,659  620,693       0

c) Other Directors of the Registrant whose terms of office continued after the Annual Meeting: Hadley C. Ford,
John  F. Iannucci,  John  H. Walton, Robert M. Baylis, David
H.  Elliott, Richard W. Hanselman and George L. Yeager.


d)   Approval of the 1993 Stock Option Plan, as amended


                       Votes      Votes                 Broker
                         For     Withheld Abstentions  Non-
Votes
                      4,262,134   634,693    539,000     40,525
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
a)  Exhibits
Exhibit                  No.
Description
Page No.
27                      Financial          Data
Schedule
15
b) No reports on Form 8-K were filed during the second quarter of 1996.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gryphon  Holdings
Inc. (Registrant)
Date:   August  13, 1996                       Stephen  A.
Crane
Stephen                         A.
Crane
President & Chief Executive Officer

Date:   August 13, 1996                       Robert P.
Cuthbert
Robert                         P.
Cuthbert
Senior               Vice               President
&
Chief                      Financial
Officer
(Principal                     Financial
and
Accounting Officer)