Form 10-Q
period 1996-09-30
GRYPHON HOLDINGS INC
filed 1996-11-13
CIK 912558

1

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

   For Quarter Ended   September 30, 1996  Commission file number  0-5537

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

              Class
Outstanding at September 30, 1996
Common stock, par value $.01
6,659,725





                    Gryphon Holdings Inc.
                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                             Page

Item 1.   Financial  Statements
            Consolidated Balance Sheets at
             September 30, 1996 and December 31, 1995          3

            Consolidated  Statements of Income for the
             three and nine months ended
             September 30, 1996 and 1995                       4

            Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1996 and 1995     5

            Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    13
Signatures                                                    13

EXHIBIT 27    Financial Data Schedule                         14















                 PART I - FINANCIAL INFORMATION
             Gryphon Holdings Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                       September 30,   December 31,
                                           1996           1995
Assets                                    (Dollars in thousands)
Investments:
 Fixed maturities, available
 for sale, at fair value
 (amortized  cost:  9/30/96 - $267,127;
  12/31/95  -  $248,324)                  $270,413      $260,728
Short-term investments, at cost,
  which approximates market                    537           537
Total investments                          270,950       261,265
Cash and cash equivalents                   22,997        27,337
Accrued investment income                    4,169         4,080
Premiums receivable                         22,421        17,475
Reinsurance recoverable on paid losses      17,084        24,489
Reinsurance recoverable on unpaid losses   156,463       152,975
Prepaid reinsurance premiums                20,000        20,434
Deferred policy acquisition costs           13,643        12,182
Deferred income taxes                       10,201         6,582
Income taxes receivable                        116
Other assets                                 7,067         4,170
Total assets                              $545,111      $530,989

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss adjustment expenses$322,173     $308,886
 Unearned premiums                          69,578        63,472
Total policy liabilities                   391,751       372,358
Reinsurance balances payable                20,256        29,373
Long-term debt                              25,500        25,500
Income taxes payable                                         387
Other liabilities                           14,357        10,149
Total liabilities                          451,864       437,767
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized;
  none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares authorized;
  8,148,050 shares issued                       81            81
 Additional paid-in capital                 30,852        30,850
  Foreign  currency translation
  adjustment, net of  tax                     (202)         (209)
 Net unrealized investment gains, net of tax 2,136         8,063
 Deferred compensation                        (276)         (193)
 Retained earnings                          85,936        80,108
 Treasury stock, at cost;
  shares 1996: 1,488,325; 1995: 1,500,000  (25,280)      (25,478)
Total stockholders' equity                  93,247        93,222
Total liabilities and stockholders' equity$545,111      $530,989

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

             Gryphon Holdings Inc. and Subsidiaries
                Consolidated Statements of Income


                              Three months ended  Nine months ended
                                 September 30,      September 30,
                                 1996    1995       1996    1995
                               (Dollars and shares in thousands,
                                     except per-share data)

  Revenues
  Gross premiums writt       $44,807  $43,747    $118,743  $122,400
  Net  premiums  written      28,165   25,086      71,963    68,661

  Net premiums earned         22,292   20,324      65,423    59,040
  Net investment income        4,065    4,030      12,145    11,829
  Realized gains on investments    4      736         616     2,566
  Other income                   389   ______         944    ______
  Total revenues              26,750   25,090      79,128    73,435

  Expenses
  Losses and loss
   adjustment expenses        13,958   13,318      41,913    37,080
  Underwriting, acquisition,
   and insurance expenses     10,099    8,957      29,285    25,188
  Interest expense               444      145       1,317       145
  Tota0l expenses             24,501   22,420      72,515    62,413

  Income before income taxes   2,249    2,670       6,613    11,022

  Provision for income taxes (benefit):
    Current                      262      (42)      1,214     2,369
      Deferred                     1      357        (429)     (189)
  Total income taxes             263      315         785     2,180
                              ______   ______      ______    ______
  Net income                  $1,986   $2,355      $5,828    $8,842

  Net income per-share data
  Net income                   $0.30    $0.31       $0.88     $1.11

 Weighted average shares
  outstanding                  6,660    7,648       6,655     7,981

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

             Gryphon Holdings Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                    Nine months ended September 30,
                                          1996        1995
                                       (Dollars in thousands)
  Operating activities
  Net income                             $5,828       $8,842
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Deferred compensation                    48           37
    Increase in net policy liabilities   23,744        3,061
    Increase in premiums receivable      (4,946)      (3,619)
    Increase in deferred
      policy acquisition costs           (1,461)      (2,813)
    Deferred income tax provision          (429)        (189)
    Decrease (increase) in other
      assets and liabilities              2,313         (235)
    Amortization and depreciation           445          294
    Amortization of bond discount, net      736          258
    Realized gains on investments          (616)      (2,566)
    (Decrease) increase in
      reinsurance balances payable       (9,117)       8,635
    Increase in accrued investment income   (89)        (173)
  Net cash provided by operating activities 16,456    11,532

  Investing activities
  Sales of fixed maturities             183,008      132,652
  Purchases of fixed maturities        (204,130)    (206,562)
  Maturities or calls of fixed maturities 2,200       47,678
  Capital expenditures                   (1,950)        (343)
  Net cash used by investing activities (20,872)     (26,575)

  Financing activities
  Issuance of common stock                   69
  Proceeds from long-term debt                        25,500
  Common stock acquired for treasury                 (25,443)
  Net cash provided by financing activities  69           57

  Effect of exchange rate changes on cash     7           57

  Decrease in cash and cash equivalents  (4,340)     (14,929)
  Cash and cash equivalents
   at beginning of year                  27,337       28,908
  Cash and cash equivalents at end of year$22,997    $13,979

  Supplemental disclosure of cash flow information
    Income taxes paid                    $1,701       $2,783
    Interest paid                         1,317           38

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

1.   Basis of Presentation
     Gryphon Holdings Inc. (the "Company") operates through its main subsidiary, Gryphon Insurance Group Inc., as a specialty property and casualty underwriting organization. The Company's
wholly   owned  insurance  company  subsidiaries  are  Associated
International Insurance Company and Calvert Insurance Company. The accompanying financial statements include, for all periods presented, the accounts and operations of Gryphon Holdings Inc. and its subsidiaries.
2.   Principles of Consolidation
     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which as to the two wholly owned insurance company subsidiaries differ from the statutory accounting practices prescribed or permitted by regulatory authorities, and include
the   accounts   of  the  Company  and  its  subsidiaries.    All
significant intercompany accounts and transactions have been eliminated in consolidation.
3.   Investments
      Fair values are based on quoted market prices, when available, or estimates based on market prices for similar
securities,   when   quotes   are  not   available.    Short-term
investments  are carried at cost, which approximates  their  fair
value.   Realized gains and losses from the sales or  liquidation
of investments are determined on the basis of the specific identification method and are included in net income. Investment income is recognized when earned. The amortization of premium and accretion of discount for fixed maturity securities are computed utilizing the interest method.
     The major components of net investment income are summarized as follows:
                        For the three months  For the nine months
                         ended September 30,  ended September 30,
                             1996    1995         1996   1995
                                 (Dollars in thousands)
Fixed maturities            $4,007  $4,052     $12,057   $11,310
Cash, cash equivalents
and short-term investments     279     243         869     1,283
Total investment income      4,286   4,295      12,926    12,593
Less related expenses          221     265         781       764
Net investment income       $4,065  $4,030     $12,145   $11,829
      The gross and net realized gains and losses from sales of fixed income securities are as follows:
                         For the three months  For the nine months
                          ended September 30,  ended September 30,
                             1996    1995         1996    1995
                                (Dollars in thousands)
Gross realized gains          $244    $761      $2,150    $3,203
Gross realized losses         (240)    (25)     (1,534)     (637)
Net realized gain on sales      $4    $736        $616    $2,566
      At  September 30, 1996 and December 31, 1995, the amortized
cost   and   estimated  fair  values  of  investments  in   fixed
maturities,   by   categories  of  securities,   and   short-term
investments were as follows:

                                         Gross     Gross   Estimated
                            Amortized Unrealized Unrealized  Fair
                               Cost      Gains     Losses    Value
                                      (Dollars in thousands)
September 30, 1996
U.S. Treasury securities and obligations of
   U.S. government corporations
        and agencies            $53,546  $554    $(147)    $53,953
Debt securities issued by
   foreign governments           8,662    104     (116)      8,650
Tax-exempt obligations of states and
   political subdivisions      144,866   3,760    (345)    148,281
Mortgage-backed securities      45,486     205    (435)     45,256
Corporate securities            14,567     109    (403)     14,273
                               267,127   4,732  (1,446)    270,413
Short-term investments             537                         537
                              $267,664  $4,732 $(1,446)   $270,950

                                         Gross      Gross  Estimated
                            Amortized  Unrealized Unrealized  Fair
                               Cost      Gains      Losses    Value
                                      (Dollars in thousands)
December 31, 1995
U.S. Treasury securities and obligations of
   U.S. government corporations
    and agencies                 $48,292  $3,101  $(8)    $51,385
Debt securities issued by
   foreign governments             4,078     158            4,236
Tax-exempt obligations of states and
   political subdivisions        124,073   6,702  (40)    130,735
Mortgage-backed securities        36,616     976           37,592
Corporate securities              35,265   1,571  (56)     36,780
                                 248,324  12,508 (104)    260,728
Short-term investments               537                      537
                                $248,861 $12,508 $(104)  $261,265

4.   Long-Term Debt
      In September 1995, the Company purchased 1.5 million shares of its Common Stock beneficially owned by Willis Corroon Group plc ("Willis Corroon") for a purchase price of $25.5 million, including related expenses. The Company financed its purchase with commercial lending institutions through an unsecured term loan. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the lead bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term-loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of September 30, 1996, the weighted average interest rate was 6.89%, and the fair value of the loan approximated the carrying value.
     Principal payments due on the term loan are as follows:
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

      In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of September 30, 1996, the fair value of the interest rate swap approximated the carrying value.
5.   Earnings Per Share
     Earnings per common share are based on the average number of shares outstanding during each period; the exercise of outstanding stock options would have no significant dilutive effect on earnings per share.
6.   Unaudited Consolidated Financial Statements
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended September 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1995 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
       The Company is a holding company that, through its subsidiaries, underwrites specialty property and casualty insurance in sectors of the insurance industry that are generally considered difficult to insure. Many of the coverages written by the Company can be categorized as excess and surplus lines, which generally means that the risks are nonstandard or that the policies in respect of the risks are written with unusual limits or at deviated rates. The property and casualty insurance industry is highly cyclical. The excess and surplus lines sectors of the property and casualty insurance industry are often subject to greater cyclicality and volatility than the industry in general. During soft markets, large standard lines insurers often utilize excess capacity to assume risks in excess and surplus and specialty lines. During hard markets, such insurers tend to abandon the excess and surplus and specialty lines to the carriers that concentrate in these sectors. Thus, capacity in these lines will fluctuate substantially, often with fluctuations in revenues or profits, or both.
Results of Operations
Third quarter of 1996 Compared with the Third quarter of 1995
      Gross Premiums Written. Gross premiums written were $44.8 million for the third quarter of 1996, compared with $43.7 million for the third quarter of 1995. The increase in gross premiums written was primarily attributable to increases in
Casualty premiums of $1.6 million, resulting from new business written, and a $0.6 million increase in Architects' & Engineers' Liability premiums, due to enhanced coverages offered. Such increases were partially offset by a $0.6 million decrease in Difference in Conditions ("DIC") premiums, resulting from the sharing of premiums with a companion carrier and an increase in competition with respect to certain types of DIC risks. Commercial Automobile premiums decreased by $0.5 million due to the non-renewal of a truck leasing program, mitigated in part by new business written.
     Net Premiums. Net premiums written increased 12.3% to $28.2 million for the third quarter of 1996 from $25.1 million for the third quarter of 1995. In addition to the factors described above, net premiums written were also enhanced by increased retention levels and changes in the mix of business. Also, in the third quarter of 1995, ceded catastrophe reinsurance reinstatement premiums, caused by additional losses from the January 17, 1994 Northridge earthquake, reduced net premiums written by $1.5 million.
      Net premiums earned increased 9.7% to $22.3 million for the third quarter of 1996 from $20.3 million for the third quarter of 1995.
      Net Investment Income. Net investment income for the third quarter of 1996 was $4.1 million compared with $4.0 million for the third quarter of 1995. The increase is primarily due to additional funds available for investment in 1996 and was mitigated by lower average pre-tax interest rates in 1996 than in 1995, resulting from a greater component of tax-exempt securities in 1996.
      Net Realized Gains on Investments. In the third quarter of 1996, the Company realized a net gain of four thousand dollars compared with $0.7 million in the third quarter of 1995. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.
     Other Income. For the quarter ended September 30, 1996, the Company recorded $0.4 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased by 4.8% to $14.0 million for the third quarter of 1996 from $13.3 million for the third quarter of 1995, primarily due to increases in earned premium exposures and additional reserves for Commercial Automobile and Specialty lines. In the third quarter of 1995, the Company recorded additional net claims costs of $0.5 million from the Northridge earthquake.
       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased by 12.7% to $10.1 million for the third quarter of 1996 from $9.0 million for the third quarter of 1995, due to increased acquisition costs resulting from a change in the mix of business written and additions to staff related to new business.
     Interest Expense. For the quarter ended September 30, 1996, the Company recorded $0.4 million in interest expense, compared with $0.1 million for the quarter ended September 30, 1995. Interest expense resulted from a term loan of $25.5 million taken down in September 1995 to finance the purchase of 1.5 million shares of the Company's common stock.
      Income Taxes. The Company recorded a tax expense of $0.3 million in the third quarter of 1996, compared with an income tax expense of $0.3 for the third quarter of 1995. Income tax expense was reduced in both periods by tax-exempt investment income.
      Net Income. Net income was $2.0 million for the third quarter of 1996, compared with $2.4 million for the third quarter of 1995.
Nine months Ended September 30, 1996 Compared with the Nine months Ended September 30, 1995
      Gross Premiums Written. Gross premiums written were $118.7 million for the nine months ended September 30, 1996, compared with $122.4 million for the nine months ended September 30, 1995. The decrease in gross premiums written was primarily attributable to a $6.8 million decrease in Difference in Conditions ("DIC") premiums resulting from the sharing of premiums with a companion carrier, and, to a lesser extent, an increase in competition with respect to certain types of DIC risks. Also, there was a $1.6 million decrease in Other Property due to increased competition, mitigated in part by new business from plate glass and fire policies. Such decreases were partially offset by a $1.8 million increase in Casualty premiums, resulting from new business written; a $1.5 million increase in Architects' & Engineers' Liability premiums, due to enhanced coverages offered; a $1.0 million increase in premiums from Specialty Lines, due to new business; and a $0.5 million increase in Commercial Automobile premiums.
      Net Premiums. Net premiums written increased to $72.0 million for the nine months ended September 30, 1996 from $68.7 million for the nine months ended September 30, 1995. Net premiums written increased while gross premiums written decreased, primarily as a result of a change in the mix of business written, increased retention levels and, in the third quarter of 1995, $1.5 million of ceded catastrophe reinsurance reinstatement premiums from the January 17, 1994 Northridge earthquake, which had the effect of reducing net premiums written for that period.
      Net premiums earned increased by 10.8% to $65.4 million for the nine months ended September 30, 1996 from $59.0 million for the nine months ended September 30, 1995, as a result of most of the factors described above.
     Net Investment Income. Net investment income increased 2.7% to $12.1 million for the nine months ended September 30, 1996 from $11.8 million for the nine months ended September 30, 1995. The increase is primarily due to additional funds available for investment in 1996 and was mitigated by lower average pre-tax interest rates in 1996 than in 1995, resulting from a greater component of tax-exempt securities in 1996.
     Net Realized Gains on Investments. In the nine months ended September 30, 1996, the Company realized a net gain of $0.6 million, compared with $2.6 million in the first nine months of 1995. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.
     Other Income. For the nine months ended September 30, 1996, the Company recorded $0.9 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased by 13% to $41.9 million for the nine months ended September 30, 1996 from $37.1 million for the nine months ended September 30, 1995, primarily due to increased earned premium exposures and reserve increases in a truck leasing program and a used car dealers program, each discontinued in 1995, as well as additional reserves for Commercial Automobile and Specialty lines. In 1995, the Company recorded catastrophe losses from hail storms in Texas as well as additional reserves for the Northridge earthquake, totaling $1.6 million.
       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased by 16.3% to $29.3 million for the nine months ended September 30, 1996 from $25.2 million for the nine months ended September 30, 1995, primarily due to increased acquisition costs, additions to staff related to new business and an increase in the provision for bad debts.
      Interest Expense. For the nine months ended September 30, 1996, the Company recorded $1.3 million in interest expense, compared with $0.1 million for the nine months ended September 30, 1995. Interest expense resulted from a term loan of $25.5 million taken down in September 1995 to finance the purchase of
1.5 million shares of the Company's common stock.
      Income Taxes. Income taxes were $0.8 million for the nine months ended September 30, 1996, compared with income taxes of $2.2 million for the nine months ended September 30, 1995. In 1996, the decrease in income tax expense resulted from higher operating expenses and a shift from taxable to tax-exempt investment income.
     Net Income. Net income was $5.8 million for the nine months ended September 30, 1996, compared with $8.8 million for the nine months ended September 30, of 1995.
     Liquidity and Capital Resources
      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs, and general and administrative expenses. Net cash provided by operations was $16.5 million for the first nine months of 1996, compared with $11.5 million for the first nine months of 1995.
      At September 30, 1996, the Company maintained cash and cash equivalents of $23.0 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at September 30, 1996 were held by its subsidiaries.
      Reinsurance recoverables on unpaid losses increased from $153.0 million at December 31, 1995 to $156.5 million at September 30, 1996. Because of the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.
      In September 1995, the Company purchased 1.5 million shares of its common stock from Willis Corroon for a total purchase price of $25.5 million, including related expenses. The Company financed its purchase of such shares with a loan from commercial lending institutions. As a result of the interest on this indebtedness, the Company's corporate overhead expense will increase by approximately $1.8 million in 1996.
      As a holding company, the Company depends principally on dividends from its insurance company subsidiaries to pay corporate overhead expenses, including principal and interest on its borrowings. These subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. Under the insurance code of Pennsylvania, dividends from Calvert are limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department of Insurance. Under the insurance code of California, dividends from Associated are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the Company's statutory net income from operations for the previous year, without prior approval from the California Department of Insurance.
      The National Association of Insurance Commissioners (NAIC) adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on computations made by the Company in conformity with such guidelines, Associated and Calvert have exceeded the required levels of capital. There can be no assurance that capital requirements applicable to the Company's business will not increase in the future.
      The Company has no present plans to make any significant capital expenditures in the foreseeable future.
      The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.
Effects of Inflation
      There was no significant impact on the Company's operations as a result of inflation during the first nine months of 1996. However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.
PART II - OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
a)  Exhibits
Exhibit No.        Description                           Page No.
27           Financial Data Schedule                        14
b)  No reports on Form 8-K were filed during the third quarter of
1996.
                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          Gryphon  Holdings  Inc.
(Registrant)
Date:      November  13,  1996            /s/Stephen A. Crane
                                             Stephen A. Crane
                                          President &
                                          Chief Executive Officer

Date:      November  13,  1996            /s/Robert P. Cuthbert
                                             Robert P. Cuthbert
                                          Senior Vice President &
                                          Chief Financial Officer
                                          (Principal Financial
                                           and Accounting Officer)