Form 10-K
period 1996-12-31
GRYPHON HOLDINGS INC
filed 1997-03-27
CIK 912558

-ii-

                   SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1996

                      Gryphon Holdings Inc.
                         30 Wall Street
                  New York, New York 10005-2201
                         (212) 825-1200

                  Commission file number 0-5537
                State of Incorporation:  Delaware
          I.R.S. Employer Identification No. 13-3287060

    Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
        Common Stock                    NASDAQ National Market
  (par value $.01 per share)

 Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X .  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $94,731,229.

  As  of March 13, 1997, the number of shares outstanding of  the
Registrant's  Common  Stock,  par  value  $.01  per  share,   was
6,668,340.

              DOCUMENTS INCORPORATED BY REFERENCE
  Proxy statement for the Annual Meeting of Shareholders to be held on May 8, 1997, which is incorporated into Part III of this Form 10-K.

                            FORM 10-K

                        TABLE OF CONTENTS

                                                             Page

Part I

Item 1.   Business                                             1
Item 2.   Properties                                          21
Item 3.   Legal Proceedings                                   21
Item 4.   Submission of Matters to a Vote of Security
            Holders                                           21

Part II

Item 5.   Market for Company's Common Equity and
            Related Stockholder Matters                       22
Item 6.   Selected Consolidated Financial Data                22
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations     25
Item 8.   Financial Statements and Supplementary Data         30
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure               30

Part III                                                      30

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                               30

                           PART I

              ITEM 1.  BUSINESS.

      (a)  General Development of Business.

        Gryphon Holdings Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1983. The Company is a holding company that, through its subsidiaries, underwrites specialized commercial property and casualty insurance coverages in selected niche markets. The Company has developed expertise in lines of insurance typically not emphasized by standard lines insurers, including architects' and engineers' professional liability ("A&E"), difference in conditions ("DIC") (primarily earthquake coverage), and various other specialty coverages. The Company focuses on providing coverage for small to medium-sized insureds.

       The Company employs a disciplined approach to underwriting to achieve an overall underwriting profit, even if it is necessary to limit premium growth at times. The Company emphasizes quality service in all areas of its operations and believes that this approach has enabled the Company to maintain strong relationships with its insurance producers, which are primarily excess and surplus lines brokers and general agents.

        On December 28, 1993 and January 6, 1994, Willis Corroon Group plc, a public company organized under the laws of England and Wales ("Willis Corroon"), through a wholly owned subsidiary sold 4,500,000 shares and 632,100 shares, respectively, of the outstanding common stock (the "Common Stock"), par value $.01 per share, of the Company to the public pursuant to the initial public offering (the "Offering") of the Company. The Company did not receive any proceeds from the Offering. As a result of the Offering, Willis Corroon's ownership was reduced from 100% to 36.1%. In September 1995, the Company purchased 1.5 million shares of its Common Stock from Willis Corroon for a purchase price of $25.5 million, including related expenses, in a private transaction. This transaction reduced Willis Corroon's ownership in the Company to 21.6%. In November 1995, Willis Corroon sold its remaining ownership interest in the Company in transactions that were effected on the NASDAQ stock exchange. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

         Historically, the Company's insurance subsidiaries, Associated International Insurance Company, a California-domiciled insurance corporation ("Associated"), and Calvert Insurance Company, a Pennsylvania-domiciled insurance corporation ("Calvert"), operated primarily as independent, indirect subsidiaries of Willis Corroon, each having its own underwriting, marketing, claims processing and administrative staff. Associated is an admitted carrier in California and an approved excess and surplus lines insurer in 48 other states. Calvert is a specialty property and casualty carrier that is admitted in all states, the District of Columbia and Canada and all of its provinces.

Business Plan

        Since the Offering, the Company has pursued a business plan that has emphasized a more coordinated and integrated approach to the businesses of its two major underwriting subsidiaries. Through this strategy, the Company has endeavored to better utilize the complementary state licensing of the subsidiaries by making available to all underwriting personnel of the Company the policy issuance capability of either its admitted insurance company subsidiary, Calvert, or its non-admitted subsidiary, Associated. In addition, the Company has attempted to enhance profitability by increasing the net per-risk retentions of its smaller subsidiary, Calvert, by making available to it the financial resources of the Company's larger subsidiary, Associated.

         In pursuit of these objectives, the Company has implemented two significant changes, effective January 1, 1996. On that date, all of the operating-level personnel previously employed by Associated and Calvert, became employees of a new management and service subsidiary, Gryphon Insurance Group Inc. ("GIG"). The consolidation into a single company has created a more efficient organization, has facilitated a more uniform approach to underwriting and related operations, with freer access to either issuing company, and has encouraged a single-company culture. Secondly, the Company has put into place a pooling arrangement between Associated and Calvert through which the financial resources of the two subsidiaries are, in effect, combined into one larger and stronger entity. This arrangement has enhanced various operating ratios and facilitated the use of higher net retentions in selected lines of business.

Underwriting Strategy

        The Company seeks to optimize underwriting profitability regardless of market conditions by providing specialty insurance products to small and medium-sized commercial insureds. Using its expertise in specialized lines of insurance, the Company endeavors to maintain adequate pricing by exercising underwriting discipline, particularly during times of excess underwriting capacity and greater competition among insurers. The principal elements of this strategy are set forth below.

                 Focus on Specialized Lines. The Company focuses on specialized lines of insurance where the Company expects that its particular expertise in evaluating and pricing risks will give it a competitive advantage. By underwriting a variety of specialty insurance programs, the Company diversifies its risk among lines of insurance.

                 Underwriting Discipline. The Company seeks to write insurance at prices and terms that it believes will generate overall underwriting profits. In underwriting, the Company typically reviews the type of risk, the attractiveness of the pricing and terms relative to the risk and the Company's aggregate exposure to similar risks.


                 Opportunistic Approach. The Company changes its mix of business as market conditions change and opportunities
     arise.   The Company generally emphasizes insurance products
     which have greater potential for underwriting profitability.
     The Company avoids underwriting a line of business if the line cannot be priced profitably. The Company does not emphasize market share.

                  Commitment to Service. The Company focuses on providing consistent, high quality service to its insurance producers and insureds in both underwriting and claims handling. The Company believes its producers and insureds benefit from the extensive experience of its underwriting and claims personnel.

                 Use of Sophisticated Computer Modeling Techniques. In addition to employing standard insurance underwriting
     techniques,   the   Company's   underwriters   utilize   the
     Insurance/Investment Risk Assessment System ("IRAS"), a sophisticated computer model which estimates the probable maximum loss ("PML") from earthquakes of varying frequency and severity, to quantify the risk of and assist in
     determining  the  price  and terms  of  DIC  coverage.   The
     Company also uses IRAS on an ongoing basis to monitor aggregate earthquake exposure.

                  Emphasis on Relationships with Producers. The Company utilizes select excess and surplus lines producers, including general agents and wholesale brokers, to distribute its insurance products, expand market reach and provide specialized knowledge of particular coverages, markets and customers. The Company generally seeks to be a substantial underwriter for its producers, in order to enhance the likelihood of receiving the most desirable underwriting opportunities.

       (b)  Financial Information about Industry Segments.

        The Company operates in only one industry segment, the property and casualty insurance industry.

       (c)  Narrative Description of Business.

Principal Business Lines and Products

        The following tables set forth the gross and net premiums written by principal lines of business of the Company for the periods indicated:

Gross Premiums Written by Principal Lines of Business
   (Dollars in thousands)

                                                        Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                      1996                 1995                  1994                  1993                  1992
               Premiums   Percent   Premiums   Percent    Premiums   Percent    Premiums   Percent    Premiums   Percent

Lines of Business

Architects'& Engineers'
Liability     $17,843     11.4%     $14,452     9.2%      $15,910     11.4%     $16,677     14.9%     $18,539     20.0%
Casualty       29,234     18.6       26,902    17.2        21,284     15.3       19,680     17.6       18,381     19.9
Commercial
Automobile     18,337     11.7       18,580    11.8        14,258     10.3        3,201      2.9
Difference in
Conditions     38,500     24.5       45,213    28.8        43,259     31.1       34,035     30.5       26,914     29.1
Other
Property       24,192     15.4       27,601    17.6        18,424     13.2       13,159     11.8        9,792     10.6
Specialty
Lines          28,831     18.4       24,232    15.4        26,014     18.7       24,588     22.0       17,507     18.9
Run-Off Business                                                2                   323       .3        1,424      1.5
              _______    _____      _______   _____       _______    _____      _______    _____      _______    _____
TOTAL        $156,937    100.0%    $156,980   100.0%     $139,151    100.0%     $111,663   100.0%     $92,557    100.0

Net Premiums Written by Principal Lines of Business
   (Dollars in thousands)

                             Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                      1996                  1995                 1994                   1993                 1992
               Premiums   Percent    Premiums   Percent    Premiums   Percent    Premiums   Percent    Premiums   Percent
Lines of Business

Architects' & Engineers'
Liability      $12,884    13.6%     $10,576     11.7%     $11,381     16.5%     $12,302     19.8%     $14,971     28.3%
Casualty        20,775    22.0       17,266     19.2       14,611     21.1       12,538     20.2       13,080     24.8
Commercial
Automobile      13,947    14.7       13,111     14.5        6,022      8.7        2,341      3.7
Difference in
Conditions      20,238    21.4       22,497     25.0       17,247     24.9       18,008     29.0       11,372     21.5
Other
Property         9,843    10.4       10,454     11.6        4,916      7.1        3,724      6.0        4,541      8.6
Specialty
Lines           16,920    17.9       16,271     18.0       15,008     21.7       12,931     20.8        7,558     14.3
Run-Off Business                                                2                   323       .5        1,324      2.5
               _______   _____      _______    _____      _______    _____      _______    _____      _______    _____
TOTAL          $94,607   100.0%     $90,175    100.0%     $69,187    100.0%     $62,167    100.0%     $52,846    100.0%

        Architects' and Engineers' Liability. A&E insurance protects architects, engineers and other design professionals against liability to third parties due to the insured's negligence. A&E policies are written by the Company exclusively as claims-made coverage. A&E policies written by the Company protect insureds for up to $5 million.

          The Company generally concentrates on smaller architectural and engineering firms (i.e., those with $10 million or less in annual billings) where the principals actively participate in the operations of the business. Based upon gross premiums written, approximately 49.0% and 54.1% of the A&E insurance was written for firms located in California for the years ended December 31, 1996 and 1995, respectively.

        The Company has generated its A&E business exclusively through Risk Administration & Management Company ("RAMCO") for over 9 years. RAMCO has been granted binding authority, subject to A&E underwriting guidelines specified by the Company. The Company may cancel any policy, subject to applicable insurance regulations, if it is inconsistent with such guidelines. All A&E claims are handled by RAMCO with oversight by the Company. The Company conducts semi-annual audits of RAMCO's underwriting files and reviews claims with RAMCO on a quarterly basis.

        As compensation for A&E insurance produced by RAMCO, the Company pays RAMCO commissions based upon a percentage of gross A&E premiums written. RAMCO also receives a contingent commission based upon the profitability of A&E insurance policies it produces.

        Casualty. The Company specializes in casualty policies which provide coverage above an insured's self-insured retention ("SIR policies"), umbrella and buffer or excess layer casualty coverage, including general liability and products liability coverage. SIR policies have minimum attachment points of $100,000 on automobile liability and $50,000 on general liability. The Company's commercial umbrella coverage is generally written in excess of primary liability insurance coverage provided by other insurance carriers. The Company also writes primary general liability and commercial multi-peril package policies.

       Commercial Automobile. The Company underwrites commercial automobile policies for owner-operators and small commercial fleets for local, intermediate and long-haul trucking risks produced through selected general agents. The policies provide liability, physical damage and cargo insurance with liability protection up to $1 million.

        Difference in Conditions. Substantially all of the DIC policies written by the Company are for California earthquake coverage. The Company uses IRAS, a computer modeling program, in connection with underwriting DIC coverage to estimate PML from earthquakes of varying severity. IRAS evaluates seismic hazard by matching structural information provided by the Company regarding a particular building, group of exposures or portfolio with the IRAS database, which includes information concerning earthquake severity and frequency, soil composition, and proximity to known faults. Although IRAS is available to other property and casualty insurers, the Company believes that the amount and quality of information input into IRAS by the Company results in more effective utilization of IRAS' capabilities. The Company further believes that its use of IRAS prior to actual risk selection enables the Company to differentiate its pricing and terms with respect to particular risks on DIC coverage.

        Other Property. The Company's other property coverage consists primarily of fire insurance, inland marine and plate glass insurance written on either a primary or an excess and surplus basis. The Company also writes course-of-construction coverage on engineering projects, national accounts, railroad and utilities coverage on an excess-of-loss basis.

        Specialty  Lines.   Other  specialty  insurance  products
provided by the Company include liquor liability insurance, special events insurance (for events such as concerts and contests), directors' and officers' liability insurance for "not-for-profit" organizations, fiduciary liability insurance for pension fund trustees, public officials liability and miscellaneous errors and omissions. The Company has expanded its specialty lines business to diversify its risk exposure.

Marketing

        The Company writes business through wholesale excess and surplus lines brokers and general agents. The Company believes that close working relationships with these insurance producers are essential to its success. These producers provide specialized knowledge of particular products, markets and customers, and enable the Company to capitalize on underwriting opportunities. The Company seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities.

        The Company pays brokers and agents commissions based on the amount of premiums and types of business underwritten. These payments constitute part of the Company's acquisition costs and are included in its underwriting expenses. The Company also pays RAMCO and other general agents contingent commissions based upon the profitability of the policies they produce for the Company. See "Principal Business Lines and Products--Architects' and Engineers' Liability."

       Gross premiums written in the State of California amounted to approximately 43.7% and 48.7% of the aggregate gross premiums written by the Company for the years ended December 31, 1996 and 1995, respectively. In the State of New York, the Company's gross premiums written were 7.6% and 12.8% of total premiums for the years ended December 31, 1996 and 1995, respectively. Gross premiums written in any other state did not exceed 10% of gross premiums written during 1996 or 1995.

       Management emphasizes quality service in all phases of its operations and believes that this approach has enabled the Company to maintain strong relationships with its producers. To deliver prompt service while ensuring consistent disciplined underwriting, the Company has granted selected general agents the authority to sell and bind insurance coverages in accordance with detailed procedures and limitations established by the Company. The Company promptly reviews coverages bound by these agents, decides whether the insurance is written in accordance with such procedures and limitations and may cancel policies that are not in compliance with such procedures and limitations. Approximately 35.6% and 25.4% of the Company's gross premiums for the years ended December 31, 1996 and 1995, respectively, were written by general agents with binding authority.

Underwriting

       The Company employs a disciplined approach to underwriting to achieve an overall underwriting profit, even if it is necessary to limit premium growth at times.

         At   December   31,  1996,  the  Company's  thirty-three
underwriters had an average of 19 years of underwriting experience. By focusing on specialized classes of insurance, the Company is able to take advantage of its underwriters' experience to underwrite complicated insurance risks on a case-by-case basis. In accepting risks, each underwriter is required to comply with risk parameters, retention limits and rates prescribed by the Company. Compensation of senior underwriters depends in part on the profitability of the lines of business for which they are responsible.

        The Company's computer systems are capable of generating specific risk reports, which include a variety of historical data regarding individual risks underwritten by the Company. These reports inform the underwriters of the historical annual premium quoted with respect to the risk, the reported losses and loss adjustment expenses ("LAE") relating to the risk, cumulative underwriting profitability and other relevant information.

        The Company's underwriters generally perform a complete underwriting evaluation of applicants and determine premiums and coverage provisions before an insurance quotation is issued. While the Company's business is primarily underwritten in-house (except for A&E coverage, which is underwritten exclusively by RAMCO), the Company has granted selected agents binding authority to underwrite programs for the Company, subject to specific guidelines that have been established by the Company. See "Marketing."

Claims Management and Administration

         In accordance with its emphasis on underwriting profitability, the Company has an active approach to claims management that is designed to investigate claims as soon as practicable, manage and anticipate developments and service producing brokers and insureds throughout the process. The Company maintains an experienced claims management staff at each of its major offices, with eight claims examiners in Woodland Hills, California and five claims examiners in Hoboken, New Jersey.


        Claims in respect of A&E insurance written by the Company are administered by RAMCO under the Company's supervision. Each of the A&E policies written by the Company is on a claims-made basis and includes defense costs within the policy limit. Due to the nature of this line of professional liability coverage, the Company generally has needed to retain counsel for a majority of its A&E claims. When the estimated value of a claim exceeds the Company's attachment level on a particular policy, RAMCO provides the Company with documentation and a caption report, recommends appropriate reserve levels and sends requests for claims payments directly to the Company for processing. The Company reviews each claim that is submitted and makes the payment it believes is appropriate.

Reserves

        The Company's loss reserves are estimates of amounts that may be needed in the future to pay losses as well as expenses related to the final adjustment of those losses. Reserves for losses and LAE have been estimated by the Company utilizing its own historical experience as well as that of the industry. These estimates include two components: case reserves and non-case reserves. Case reserves are estimates of losses and LAE for reported claims and are established by the Company's claims departments. Non-case reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) estimated ultimate incurred losses. Ultimate incurred losses are an estimate of total losses and LAE necessary for the ultimate settlement of all reported claims, including amounts already paid and incurred but not reported claims. The Company engages independent actuarial consultants to perform periodic loss and LAE reserve analyses.

        The Company's management believes its loss and LAE reserves are adequate for the ultimate net cost of all losses incurred by the Company. The Company does not discount its reserves. The Company will continue to make additional adjustments to loss and LAE reserve calculations based on additional analyses and information as available. Notwithstanding the foregoing, the Company can give no assurances as to the ultimate accuracy of current reserves for losses or LAE, or that additional development will not occur in the future since the process of establishing and estimating loss and LAE reserves is, by its nature, imprecise.

        The following loss and LAE development table illustrates the change over time of reserves established for property-liability losses and LAE at the end of various calendar years. The amounts shown for each year on the top line of the table represent the Company's estimate of its gross liability for future payments of losses and LAE as of the balance sheet date as originally reported. The next line represents the amount of ceded reserves recoverable from reinsurers for losses and LAE for the same period, followed by the net losses and LAE unpaid on the Company's business. The upper half of the table includes re-estimates of the original balance sheet net liability for unpaid losses and LAE at the end of each period following the original report date. The estimates change as more information is known about the frequency and severity patterns of claims for each year. A redundancy (deficiency) exists when the reserve as originally reported is greater (less) than the amount re-estimated at each December 31. The cumulative redundancy (deficiency) depicted in the table for a particular calendar year shows the aggregate change in estimates over the period of years subsequent to the original calendar year. As of December 31, 1996, the cumulative deficiency of $4,298,000 resulted principally from additional loss and LAE development from a truck leasing program and a used car dealers program, each in run-off, which during 1996 produced $5.3 million and $2.2 million of losses, respectively, in excess of existing reserves; and an increase of $2.2 million in reserves for environmental and asbestos-related exposures on business written prior to 1985. Such increases were partially offset by favorable development of A&E reserves and a re-estimation of IBNR reserves pertaining to other property business. The lower portion of the table shows the cumulative amount of the original net liability that has been paid in each succeeding year.

        In evaluating the information in the table, it should be noted that each column includes the effects of all changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

            Analysis of Loss and Loss Adjustment Expense Development
                             (Dollars in thousands)
                                            December 31,
                     1986    1987    1988     1989     1990     1991     1992     1993     1994     1995     1996
Gross liability for
 unpaid losses
 and LAE          $93,492  $109,557 $115,796  $151,952 $163,818 $201,057 $231,415 $275,660 $315,691 $308,886 $309,259
Deduct: reinsurance
 recoverable on unpaid
 losses and LAE    53,077    58,396   57,097    83,574   77,334   87,927  104,352  133,783  169,889  152,975  137,952
                  _______   _______  _______   _______  _______  _______  _______  _______  _______  _______  _______
Net liability for unpaid
 losses and LAE   $40,415   $51,161  $58,699   $68,378  $86,484 $113,130 $127,063 $141,877 $145,802 $155,911 $171,307
Liability re-estimated
 as of:
One year later     40,627    49,839   61,040    67,584   83,630  111,197  125,372  133,367  146,194  160,209
Two years late     41,233    52,808   58,037    66,774   82,672  110,056  118,354  128,675  143,131
Three years later  44,159    51,360   57,297    66,244   82,271  102,436  114,577  123,942
Four years later   44,876    51,188   56,583    65,745   76,339   98,812  110,989
Five years later   45,712    52,219   55,042    61,067   72,766   96,907
Six years later    45,845    50,122   51,921    58,220   71,686
Seven years later  44,728    48,719   48,290    58,509
Eight years later  43,354    45,261   50,370
Nine years later   39,938    48,154
Ten years later    42,619
                  _______   _______  _______   _______  _______  _______  _______  _______  _______   _______  ________
Cumulative redundancy
 (deficiency)     $(2,204)   $3,007   $8,329    $9,869  $14,798  $16,223  $16,074  $17,935   $2,671   $(4,298)       $0

Cumulative liability
 paid as of:
One year later     $6,186    $9,321   $8,854    $8,253   $2,692  $16,014  $16,692  $24,152  $28,911   $30,784
Two years later    12,541    16,078   13,539    11,135   12,648   27,223   34,302   42,402   47,380
Three years later  17,772    20,020   15,143    17,906   20,788   39,657   45,587   53,752
Four years later   21,114    20,936   18,221    21,485   28,381   46,314   52,959
Five years later   21,939    23,453   19,748    26,127   33,633   51,038
Six years later    22,775    23,847   22,641    29,941   36,714
Seven years later  22,939    25,571   25,814    32,322
Eight years later  23,470    28,348   27,552
Nine years later   25,986    29,682
Ten years later    27,321

          Prior to June 30, 1985, the Company wrote casualty insurance coverage at high attachment levels on an excess-of-loss basis. The Company's net retention was generally $50,000 per risk on such coverage. As was customary for the insurance industry at that time, such policies sometimes included coverage for sudden and accidental, as well as cumulative, environmental impairment and asbestos-related risks that involve significant unresolved issues regarding liability, policy coverage and other matters. Given the nature of this business, the pre-1985 casualty book of business has an extremely long tail, creating uncertainty in the estimation of ultimate losses to be paid. The Company generally establishes reserves for such claims if it
believes   that   the   attachment  level  of  such  policies   is   likely   to
be reached.

          The Company's reserves also reflect certain facultative and treaty casualty and professional liability reinsurance assumed (written) prior to 1985. The inherent uncertainties in estimating reserves are greater for reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance contracts, the longer period between the occurrence of a claim and the reporting of such claim to the reinsurer, the necessary reliance on ceding companies or reinsurance intermediaries for information regarding reported claims and different reserving practices among ceding companies. A reinsurer's internal data is often supplemented with industry data to provide the basis for reserve analysis. Thus, management's judgments about the applicability of industry data to the Company's reinsurance assumed business adds an additional element of uncertainty to the reserving process. The Company no longer writes this business.

         The   insurance   industry   experienced  a   number   of   reinsurance
company failures in the 1980's and certain of the Company's treaty reinsurers relating to the pre-1985 book of casualty business have become insolvent or are financially impaired. The Company has written off all debts due from insolvent companies and all receivables for paid losses and LAE and reserves ceded to companies it believes to be financially impaired.

         Since   1985,   the   Company  has  changed  the   type   of   casualty
insurance   it   writes   and  the  risks  it  covers  and   has   amended   the
policy forms it uses to expressly exclude from the coverage any risks directly associated with pollution and asbestos.

          Associated revised its casualty coverage to meet the severity of loss requirements of sophisticated commercial insureds by providing coverage over an SIR together with first layer umbrella and buffer/excess layer policies. The policies generally have minimum SIR's of $50,000 for general liability and
$100,000 for commercial automobile. As a result, coverage now attaches at much lower levels and the reporting tail for claims is much shorter than for the pre-1986 book of business. The Company has also developed specialty programs which focus on lower-severity business and, in addition, writes A&E coverage only on a claims-made basis and includes defense costs within A&E policy limits.

         The   following   table   provides  a   reconciliation   of   beginning
and   ending   loss   and  LAE  reserve  balances  of  the  Company   for   each
of the years in the three-year period ended December 31, 1996, as computed in accordance with GAAP.

Reconciliation of Liability for Loss and Loss Adjustment Expenses
                     (Dollars in thousands)
                                                                          Year ended December 31,
                                                                        1996       1995        1994
Gross reserves for losses and LAE at the beginning of the year       $308,886   $315,691    $275,660
Ceded reserves for losses and LAE at the beginning of the year        152,975    169,889     133,783
                                                                     ________   ________    ________
Net reserves for losses and LAE at the beginning of the year          155,911    145,802     141,877
                                                                     --------   --------    --------
Add:Provision for losses and LAE for claims occurring in:
  The current year                                                     53,402     50,424      49,047
  Prior years                                                           4,298        392      (8,510)
                                                                     --------   --------    --------
     Total net incurred losses and LAE                                 57,700     50,816      40,537
                                                                     --------   --------    --------
Less:Losses and LAE payments for claims occurring in:
  The current year                                                     11,520     11,796      12,460
  Prior years                                                          30,784     28,911      24,152
                                                                     --------   --------    --------
     Total net paid losses and LAE                                     42,304     40,707      36,612
                                                                     --------   --------    --------
Reserves for net losses and LAE at end of year                        171,307    155,911     145,802
Reinsurance recoverable on unpaid losses                              137,952    152,975     169,889
                                                                     --------   --------    --------
Reserves for gross losses and LAE at end of year                     $309,259   $308,886    $315,691

       The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three-year period ended December 31, 1996 for environmental impairment and asbestos-related liabilities.

Reconciliation of Environmental Impairment and Asbestos-related
        Liability for Loss and Loss Adjustment Expenses
                     (Dollars in thousands)
                                                                      Year ended December 31,
                                                                    1996         1995         1994
Environmental Impairment Liability

Gross reserves for losses and LAE at the beginning of the year   $11,938      $14,200      $15,000
Ceded reserves for losses and LAE at the beginning of the year     3,958        5,100        5,000
                                                                 -------      -------      -------
Net reserves for losses and LAE at the beginning of the year       7,980        9,100       10,000
Add:  Provision for losses and LAE
      for claims occurring in prior years                          1,598            3          (58)
Less: Losses and LAE payments for claims occurring in prior years    774        1,123          842
                                                                 -------      -------      -------
Reserves for net losses and LAE at end of year                     8,804        7,980        9,100
Reinsurance recoverable on unpaid losses                           4,177        3,958        5,100
                                                                 -------      -------      -------
Reserves for gross losses and LAE at end of year                 $12,981      $11,938      $14,200

                                                                      Year ended December 31,
                                                                    1996         1995         1994
Asbestos-related Liability

Gross reserves for losses and LAE at the beginning of the year   $1,700       $4,050       $5,000
Ceded reserves for losses and LAE at the beginning of the year    1,060        3,350        4,250
Net reserves for losses and LAE at the beginning of the year        640          700          750
Add:  Provision for losses and LAE for claims occurring in the
      prior years                                                   583          612         (158)
Less: Losses and LAE payments for claims occurring in the prior
      years                                                         212          672         (108)
Reserves for net losses and LAE at end of year                    1,011          640          700
Reinsurance recoverable on unpaid losses                          3,110        1,060        3,350
Reserves for gross losses and LAE at end of year                 $4,121       $1,700       $4,050

       At December 31, 1996, the reserve for unpaid environmental impairment losses and related loss adjustment expenses was approximately $8.8 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $4.2 million. The range of gross reserves for unpaid environmental impairment losses and loss adjustment expenses is estimated to be $13.0 million to $22.0 million and the range of reserves, net of reinsurance recoverable, for unpaid environmental impairment losses and loss adjustment expenses is estimated to be approximately $8.8 million to $13.3 million.

        At December 31, 1996, the reserve for unpaid asbestos-related losses and related loss adjustment expenses was $1.0 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $3.1 million. The range of gross reserves for unpaid asbestos-related losses and loss adjustment expenses is estimated to be $4.1 million to $8.3 million and the range of reserves, net of reinsurance recoverable, for unpaid asbestos-related losses and loss adjustment expenses is estimated to be approximately $1.0 million to $2.0 million.

        At December 31, 1996, reserves for incurred but not reported losses and LAE for environmental impairment and asbestos-related claims were $5.3 million and $0.8 million, respectively.

       The range of reserves, net of reinsurance recoverable, for unpaid  environmental impairment and asbestos-related losses  and
loss   adjustment  expenses  is  estimated  to  be  approximately
$9.8 million to $15.3 million.

       At December 31, 1996 and 1995, the Company had 232 and 229 environmental impairment liability claims, respectively, covering 154 and 103 policyholders, respectively. At December 31, 1996 and 1995, the Company had 66 and 61 asbestos claims, respectively, covering 53 and 39 policyholders, respectively.

        The Company disputes coverage on substantially all of its environmental impairment and asbestos-related claims since such underlying policies were generally written with certain coverage exclusions. In a majority of cases, coverage is being determined through judicial interpretation, which can vary from jurisdiction to jurisdiction.

        There are significant uncertainties in estimating the amount of the Company's environmental impairment and asbestos-related liabilities resulting from a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss occurred and what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether cleanup costs are includible as insured property damage. These issues are not likely to be resolved in the near future. As a result of these issues, the ultimate number and cost of these claims may generate losses that vary materially from the amounts currently recorded and could have a material adverse effect on the Company's results of operations and financial condition. While management believes the Company's reserves for these coverages are appropriately established, because of the uncertainty of circumstances surrounding many critical factors that affect environmental impairment and asbestos-related liabilities, there can be no assurance that the Company's reserves for and losses from these claims will not increase in the future.

Investments

        The Company's investment policy has an overall objective of enhancing after-tax return, through allocations among a range of investment-grade securities having varying tax characteristics, maturities and ratings. The precise allocation varies depending upon investment opportunities, economic conditions and tax considerations. The Company's investment portfolio continues to be professionally managed with emphasis on municipal bonds, U.S. Treasury securities and corporate bonds. As of December 31, 1996, the portfolio had an estimated effective modified duration of approximately 5 years.

        The Company utilizes outside professional investment managers who currently invest substantially all of the Company's invested assets. The outside investment managers consult frequently with management regarding the Company's tax position and aggregate portfolio characteristics. The Investment Committee of the Company's Board of Directors meets quarterly with management to review and amend investment policy and monitor the performance of the Company's investment managers.

        The Company's investment portfolio is subject to several risks, including interest rate and reinvestment risk. Fixed maturity security values generally fluctuate inversely with movements in interest rates. The Company's corporate and municipal bond investments may contain call and sinking fund features which may result in early redemptions and the Company's mortgage-backed securities are subject to prepayment risk. Declines in interest rates could cause early redemptions or prepayments, which would require the Company to reinvest at lower rates.

        Effective January 1, 1994, the Company changed its method of accounting for investments, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the accounting pronouncement, the Company's securities are classified as available for sale and reported at fair value, with unrealized gains and losses, net of deferred income taxes, included in stockholders' equity.







        The following table summarizes the investment results of the Company for the periods indicated.

                       Investment Results
                     (Dollars in thousands)

                                        Year ended December 31,
                                         1996      1995      1994
Average invested assets                $287,210  $263,674  $244,296
Net investment income                    16,453    15,839    13,099
Realized gains (losses) on investments    1,203     3,647    (2,046)
Pre-tax yield on average assets (excluding
 realized gains on investments)            5.7%      6.0%      5.4%

         The following table summarizes the Company's fixed maturity portfolio, excluding short-term investments, by sector as of December 31, 1996.

               Fixed Maturity Portfolio by Sector
                     (Dollars in thousands)
                                                    December 31, 1996
                                           Amortized   Percent of  Fair
                                              Cost        Total    Value
U.S. Government and government agencies     $55,845      20.3%     $56,584
Debt securities issued by foreign governments 5,747       2.1        5,923
States and political subdivisions           141,686      51.6      146,335
Corporate securities                         27,856      10.2       27,861
Mortgage-backed securities                   43,381      15.8       43,461
Total                                      $274,515     100.0%    $280,164

         The following table summarizes the Company's fixed maturity portfolio by rating as of December 31, 1996.

             Fixed Maturity Portfolio by Rating (1)
                     (Dollars in thousands)
                                           December 31, 1996
                                           Fair        Percent of
                                          Value          Total
U.S. Government and government agencies   $84,910         30.3%
Aaa                                       107,743         38.5
Aa                                         49,030         17.5
A                                          30,059         10.7
Baa                                         8,422          3.0
Total                                    $280,164        100.0%


(1) Ratings as assigned by Moody's. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations. Bonds rated
    Aaa by Moody's are judged to be of the best quality and are considered to carry the smallest degree of investment risk.


         The following table summarizes the Company's fixed maturity portfolio by years to stated maturity as of December 31, 1996.

          Fixed Maturity Portfolio by Stated Maturity
                     (Dollars in thousands)

                                           December 31, 1996
                                           Fair        Percent of
                                          Value          Total
1 year or less                            $5,148         1.8%
Over 1 year through 5                     47,012        16.8
Over 5 years through 10 years             78,610        28.1
Over 10 years through 20 years            97,808        34.9
Over 20 years                              8,125         2.9
Mortgage-backed securities                43,461        15.5
 Total                                  $280,164       100.0%

        At December 31, 1996, investments in Federal National Mortgage Association securities aggregating approximately $24.7 million represented the only investments in any entity in excess of 10% of stockholders' equity other than those investments issued or guaranteed by the U.S. Government.

        The Company is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. As of December 31, 1996, the Company's investments complied with all such laws and regulations.

Reinsurance

       Insurance companies purchase reinsurance to spread risk on individual exposures, protect against catastrophic losses and increase their capacity to write insurance. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its exposure on insurance to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligations to its insureds. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured.

        The Company cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure. During 1996, 1995 and 1994, the Company ceded premiums of $62.3 million, $66.8 million and $70.0 million, respectively, which constituted 39.7%, 42.6%, and 50.3% respectively, of gross premiums written in each year. Management seeks to mitigate exposure to adverse reinsurance pricing conditions and its credit risk by maintaining a diversity of reinsurers.

         Catastrophe reinsurance protects an insurer from significant aggregate loss exposure arising from a single event such as an earthquake, hurricane, riot, tornado or other extraordinary event. The Company uses IRAS to evaluate its earthquake exposure in connection with purchasing catastrophe reinsurance coverage.

        Effective January 1, 1997, The Company maintains a six-layer catastrophe reinsurance program covering its DIC writings. The catastrophe reinsurance program covers 95% of the annual aggregate amount of property claims up to $138 million per occurrence, subject to a retention of $2.5 million per occurrence. The Company limits its net retention to $100,000 per risk for DIC.

        Most other exposures, including Casualty, A&E, Specialty Lines, Commercial Auto and certain Other Property risks have been consolidated in a new three-layer reinsurance program arranged in late 1996. The new program provides for indemnity of $24.5 million in excess of an increased net retention of $500,000 per risk. In addition to per-risk coverage, the new program provides casualty clash & contingency and certain non-DIC property catastrophe protection on an occurrence basis, subject to the same net retention. The new program was effective as of October 1, 1996 but will not incorporate some of the lines of business until the expiration of previously existing reinsurance contracts in the first half of 1997.

        Effective January 1, 1997, the Company entered into an aggregate stop loss reinsurance agreement with Scandinavian Reinsurance Company, Ltd. This agreement is for a three-year term and automatically renews annually unless canceled by either party at the end of any fiscal year. Under the terms of the agreement, the reinsurer provides indemnity if accident-year loss and LAE ratios exceed 55%, subject to an aggregate limit of approximately $45,000,000 over the three-year term. Certain terms apply which may increase the loss and LAE threshold to 60% of the Company's net earned premiums for the 1999 accident year.

        The Company continually evaluates the credit risk related to its reinsurers and has established a minimum A.M. Best rating of "A-" for its domestic and Bermuda-based reinsurers and also requires at least $50 million of policyholder surplus for all domestic and foreign reinsurers. The Company works with intermediaries to continually monitor the financial condition of its reinsurers, as appropriate. If a reinsurer of the Company were to become insolvent or unable to make payments under the terms of a reinsurance agreement, it could have a material adverse effect on the Company.

Competition

        The property and casualty insurance industry is highly competitive. The Company competes with national and smaller regional insurers in each state in which it operates, as well as with monoline specialty insurers. Certain of these competitors are larger and have greater financial resources than the Company. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services or an insurer's rating by independent rating agencies. The Company competes with admitted insurers, surplus line insurers, new forms of insurance organizations such as risk retention groups, and alternative self-insurance mechanisms.

        Increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have resulted in greater emphasis being placed by policyholders upon insurance company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. Associated's and Calvert's financial strength and claims-paying ability are currently rated "A p (Excellent)" by A.M. Best. Also, A.M. Best has assigned the financial size category of Class VII to both companies under its pooling arrangement. In evaluating  a  company's  financial  and  operating  performance,
A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competence of the management. The ratings assigned by A.M. Best are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

Cyclicality

        Historically, the overall financial performance of the property and casualty industry has tended to fluctuate in cyclical market patterns. These cycles can be more pronounced for insurance companies, such as the Company, that underwrite business on a surplus lines basis. During a soft market, heightened competition for premiums not only increases competition among surplus lines insurers, but also causes admitted insurers to offer coverages for risks generally underwritten by the surplus lines insurers. During a hard market, the constriction of available capital among admitted carriers, combined with the opportunity for increased underwriting profit in their more traditional lines of business, tends to cause admitted carriers to reduce their underwriting of surplus lines coverages. This may increase the overall number of risks submitted to the surplus lines insurers and consequently may enhance the opportunity of surplus lines companies to increase premium volume and improve pricing.

        Surplus lines insurance is generally placed by wholesale brokers and general agents who specialize in particular lines of coverage or classes of insureds. These insureds tend to be sophisticated and price-conscious insurance purchasers. As a result, surplus lines insurers may experience increased premium rate competition and volume competition in soft markets.

        At present, the property and casualty insurance industry is experiencing a prolonged soft market.

Employees

         As   of   December   31,  1996,  the  Company   employed
approximately 130 persons, all in the United States. None of its employees is represented by a labor union, and the Company believes that its employee relations are excellent.

Regulation and Other Matters

        As a general rule, an insurance company must be licensed to transact insurance business in each jurisdiction in which it operates, and almost all significant operations of a licensed insurer are subject to regulatory scrutiny. Licensed insurance companies are generally known as "admitted" insurers. Most states provide a limited exemption from licensing for insurers issuing insurance coverages that generally are not available from admitted insurers. These coverages are referred to as "surplus lines" insurance and these insurers are referred to as surplus lines or "non-admitted" companies.

       The Company's admitted insurance businesses are subject to comprehensive, detailed regulation throughout the United States and Canada. Various jurisdictions have established supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverages, trade practices, agent licensing, policy forms, cancellation and renewal practices, underwriting and claims practices, reserve adequacy and insurer solvency. Many jurisdictions also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, most jurisdictions in the United States require admitted insurance companies to participate in their respective guaranty funds. Insurers admitted to transact business in such jurisdictions are required to cover losses of insolvent insurers and are generally subject to annual assessments of 1% to 2% of direct premiums written in that jurisdiction to pay claims of insolvent insurers. In addition, most jurisdictions compel participation in, and regulate the composition of, various shared and residual market mechanisms under which insurers are induced to provide certain coverages.

        Generally, non-admitted insurers are subject to less regulatory scrutiny than admitted companies. The eligibility of the Company to write insurance on a surplus lines basis in most jurisdictions is dependent on its compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. State surplus lines laws typically:
(i) require the insurance producer placing the business to show that he or she was unable to place the coverage with admitted insurers; (ii) establish minimum financial requirements for surplus lines insurers operating in the state; and (iii) require the insurance producer to obtain a special surplus lines license. In recent years, many jurisdictions have increased the minimum financial standards applicable to surplus lines eligibility.

         State   insurance  regulators  have  the   discretionary
authority, in connection with the licensing of an insurance company, to limit or prohibit writing new business within their jurisdiction when, in the state's judgment, the insurance company is not maintaining adequate statutory surplus or capital. The Company does not currently anticipate that any regulator would limit the amount of new business that Associated or Calvert may write, given their respective current levels of statutory surplus.

        Most states have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Typically, such statutes require the Company to periodically file information with the state insurance commissioner, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase a specified percentage (commonly 10% or more) of the Company's outstanding voting securities would be required to obtain prior regulatory approval of the purchase. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies, in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        The insurance industry has been subject to increased scrutiny. A number of state legislatures have considered or enacted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming some role in the regulation of the insurance industry. Several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of United States insurance companies.

        The National Association of Insurance Commissioners (the "NAIC") and insurance regulators continue to re-examine existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, and the adoption of risk-based capital rules. In connection with its accreditation of states and as part of its program to monitor the solvency of insurance companies, the NAIC requires states to adopt model NAIC laws and regulations on specific topics, such as holding company regulations and the definition of extraordinary dividends. The NAIC adopted a new system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on the NAIC guidelines and computations made by the Company in conformity with such risk-based capital guidelines, Associated and Calvert satisfy the required levels of capital. There can be no assurance, however, that capital requirements applicable to the Company's businesses will not increase in the future.

        The NAIC has developed through the years a set of financial relationships or "tests" called the Insurance
Regulatory Information System ("IRIS") that are designed for early identification of companies which may require special attention by insurance regulatory authorities. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data. Generally, an insurance company will become subject to regulatory scrutiny if it fails to satisfy NAIC standards for such factors as leverage, profitability, liquidity and loss reserve development. Failure to satisfy these standards may result in action by regulatory authorities to constrain a company's underwriting capacity. No such action has been taken with respect to the Company.

        It  is  not  possible  to predict the  future  impact  of
changing   state  and  federal  regulations  on   the   Company's
operations.

              ITEM 2.  PROPERTIES.

        The Company leases approximately 49,500 square feet of office space, including its corporate headquarters located in New York, New York and underwriting offices located in Woodland Hills, California and Hoboken, New Jersey, respectively. The headquarters in New York, which consists of 3,900 square feet, is leased for a term ending in the year 1999. The Woodland Hills office space consists of 30,275 square feet and is leased for a term ending in the year 2008. The Hoboken office space consists of 13,525 square feet and is leased for a term ending in the year 2000. The Company also leases small regional offices in Grand Rapids, Michigan and Denver, Colorado.

              ITEM 3.  LEGAL PROCEEDINGS.

        The Company is subject to litigation and arbitration in the normal course of its business. The Company does not believe that any pending litigation or arbitration to which it is a party, or of which any of its property is the subject, is likely to have a material adverse effect on its consolidated financial position or results of operations.

               ITEM  4.   SUBMISSION  OF MATTERS  TO  A  VOTE  OF
SECURITY HOLDERS.

              None.

                             PART II

               ITEM  5.   MARKET FOR COMPANY'S COMMON EQUITY  AND
RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the NASDAQ National Market under the symbol "GRYP". The following table reflects the high and low prices for the quarterly periods during the years ended December 31,1996 and 1995, as furnished by the NASDAQ National Market:

                              1996                1995
                         High      Low       High      Low
First Quarter          $20 1/4   $16 7/8     $14 1/4   $12 5/8
Second Quarter          19 1/2    14 5/8      16 5/8    13 1/2
Third Quarter           15 1/4    12          17        14 3/8
Fourth Quarter          16        12 1/2      19 3/8    15


        As of February 10, 1997, there were approximately 45 record holders of the Common Stock, which does not include beneficial owners of shares registered in nominee or street name. Since the Offering, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's term-loan agreement contains a covenant restricting its ability to declare or pay any cash dividends to its shareholders. Because the Company is a holding company and operates through its subsidiaries, its cash flow and consequent ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of the Company's subsidiaries to pay dividends to the
Company is subject to certain regulatory restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 9 of Notes to Consolidated Financial Statements.

              ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for the five years ended
December 31, 1996 set forth below are derived from the audited consolidated financial statements of the Company. The selected statutory data have been derived from the financial statements of Associated and Calvert prepared in accordance with statutory accounting practices ("SAP") and filed with insurance regulatory authorities. The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein.

                      Gryphon Holdings Inc.
              Selected Consolidated Financial Data

                                          Year ended December 31,
                                                      1996         1995        1994        1993        1992
                           (Dollars and shares in thousands, except per-share amounts)
Statement of Operations Data:
  Gross premiums written                          $156,937    $156,980    $139,151    $111,663    $92,557
  Net premiums written                             $94,607     $90,175     $69,187     $62,167    $52,846

  Net premiums earned                              $87,929     $83,399     $61,605     $57,933    $53,511
  Net investment income                             16,453      15,839      13,099      12,216     12,367
  Realized gains (losses) on investments             1,203       3,647      (2,046)      5,163      2,377
  Other income                                       1,059
  Total revenues                                   106,644     102,885      72,658      75,312     68,255

  Losses and loss adjustment expenses               57,700      50,816      40,537      37,065     32,535
  Underwriting, acquisition, and insurance expenses 40,967      34,590      25,721      18,481     17,771
  Proposition 103 settlement expense                                                     2,000(1)
  Bonuses paid by Willis Corroon                                                         2,670(2)
  Interest expenses                                  1,761         595                     172        437
  Total expenses                                   100,428      86,001      66,258      60,388     50,743

 Income before income taxes                          6,216      16,884       6,400      14,924     17,512
 Provision for income taxes                             53       3,959         169       2,772(3)   5,014
 Net income                                         $6,163     $12,925      $6,231     $12,152    $12,498

 Net income per share                                 $.93       $1.69        $.77       $1.62      $1.67
 Weighted average shares outstanding                 6,656       7,648       8,132       7,485      7,478

 Pro forma net income per share(4)                                                       $1.51      $1.57

GAAP Ratios:
 Loss and loss adjustment expense ratio              65.6%       60.9%       65.8%       64.0%      60.8%
 Underwriting expense ratio,
    excluding Proposition 103 settlement             46.6        41.5        41.8        31.9       33.2
 Combined ratio, excluding
    Proposition 103 settlement                      112.2       102.4       107.6        95.9       94.0
 Proposition 103 settlement                                                               3.5(1)
    Combined ratio                                  112.2%      102.4%      107.6%       99.4%      94.0%

Selected Statutory Data:
 Statutory net income                               $7,298     $13,876      $5,296      $7,459(1)(5)$11,091
 Statutory surplus (at end of period)               82,566      83,433      72,220      69,161     59,123
 Ratio of net premiums
    written to surplus                               1.1:1       1.1:1       1.0:1       0.9:1      0.9:1

Balance Sheet Data (at end of period):
 Investments, including cash and cash equivalents $303,869    $288,602    $245,242    $237,442   $204,094
 Total assets                                      526,984     530,989     492,717     432,080    362,201
 Loss and loss adjustment expense reserves         309,259     308,886     315,691     275,660    231,415
 Long-term debt                                     24,625      25,500                              6,690
 Stockholders' equity                               95,136      93,222      93,773      91,489     68,254
 Book value per share                                14.28       14.02       11.51       11.25       9.13
____________________


(1) As part of a stipulation and consent order with the California Department of Insurance to settle outstanding obligations under Proposition 103, the Company refunded to policyholders $2.0 million, including interest. This amount has been reflected as a charge to net income for the year ended December 31, 1993.

(2) In connection with the Offering, Willis Corroon paid bonuses to certain executives. The bonuses, consisting of cash and common stock and aggregating approximately
      $2,670,000, are shown as an expense and were offset by a capital contribution equal to the after-tax cost of such bonuses.

(3)   Includes the effect of the Company's adoption of SFAS No.
      109, which resulted in a one-time cumulative tax benefit of $0.7 million ($.09 per share) for the year ended
      December 31, 1993.

(4) After giving pro forma effect to the cancellation of an intercompany loan in the amount of $7.9 million and the issuance of 651,833 shares of Common Stock in connection with the Offering.

(5) Includes the effect of $5.0 million of additional environmental impairment and asbestos-related reserves recorded in GAAP financial statements in prior periods.
      The effect of such addition was to increase the 1993 statutory combined ratio from 97.7% to 106.3%.

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

        The Company is a holding company that, through its subsidiaries, underwrites specialty property and casualty insurance in sectors of the insurance industry that are generally considered difficult to insure. Many of the coverages written by the Company can be categorized as excess and surplus lines, which generally means that the risks are nonstandard, or that the policies in respect of the risks are written with unusual limits or at deviated rates. The property and casualty insurance industry is highly cyclical. The excess and surplus lines sectors of the property and casualty insurance industry are often subject to greater cyclicality and volatility than the industry in general. During soft markets, large standard lines insurers often utilize excess capacity to assume risks in excess and surplus and specialty lines. During hard markets, such insurers tend to abandon the excess and surplus and specialty lines to the carriers that concentrate in these sectors. Thus, capacity in these lines will fluctuate substantially, often with fluctuations in revenues or profits, or both.

Results of Operations

Year  Ended  December 31, 1996 Compared with Year Ended  December
31, 1995

        Gross Premiums Written. Gross premiums written were $156.9 million for the year ended December 31, 1996 compared to $157.0 million for the year ended December 31, 1995. In 1996, the Company's gross premiums written experienced increases in the following lines of business: a $4.6 million increase in premiums from specialty lines, primarily due to a new animal mortality program; a $3.4 million increase in A&E liability due to expanded marketing and enhanced coverages offered; and a $2.3 million increase in casualty premiums, primarily due to new programs, but offset in part by business lost because of competitive market conditions in other casualty business written. Such increases were offset by a $6.7 million decrease in DIC premiums, resulting from the sharing of premiums with a companion carrier and, to a lesser extent, from an increase in competition with respect to certain types of DIC risks; a $3.4 million decrease in premiums from other property, due to increased competition, mitigated in part by new business from plate glass and fire policies; and a $0.2 million decrease in commercial automobile, where the non-renewal of a truck leasing program offset growth resulting from new business written.

        Net Premiums. Net premiums written increased 4.9% to $94.6 million for the year ended December 31, 1996 from $90.2 million for the year ended December 31, 1995. This resulted primarily from a shift in the mix of business toward lines with higher net retention levels. Also, the Company paid $2.2 million of catastrophe reinsurance reinstatement premiums in 1995, which had the effect of increasing ceded premiums and reducing net premiums written.

        Net premiums earned increased by 5.4% to $87.9 million in the year ended December 31, 1996 from $83.4 million in the year ended December 31, 1995.

        Net Investment Income. Net investment income increased 3.9% to $16.5 million for the year ended December 31, 1996 from $15.8 million for the year ended December 31, 1995. The increase is primarily due to additional funds available for investment in 1996 and was partially mitigated by lower average pre-tax interest rates in 1996 than in 1995, resulting from a greater component of tax-exempt securities in 1996.

        Net Realized Gains on Investments. For the year ended December 31, 1996, the Company realized a net gain of $1.2 million, compared with a net gain of $3.6 million for the year ended December 31, 1995. Portfolio sales were effected in each year to optimize the mix of taxable and tax-exempt securities.

        Other Income.  For the year ended December 31, 1996,  the
Company recorded $1.1 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.

        Losses  and  Loss Adjustment Expenses.   Losses  and  LAE
increased   by  13.5%  to  $57.7  million  for  the  year   ended
December  31,  1996  from  $50.8  million  for  the  year   ended
December   31,  1995,  due  to  additional  losses  and   reserve
strengthening for a truck leasing program ($5.3 million) and used-car dealers program ($2.2 million), each discontinued during
1995;   an increase of $2.2 million in reserves for environmental
impairment and asbestos-related exposures on business written prior to 1985; other reserve increases pertaining to previous accident years; and, more generally, increases in earned premium
exposures.   Such  increases  were partially  offset  by  reserve
redundancies  resulting from favorable development  of  A&E  case
reserves  and  a  re-estimate of other property liabilities.   In
1995, the Company recorded catastrophe losses of $1.9 million related to hailstorms and the Northridge earthquake of 1994.

         Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased by 18.4% to $41.0 million for the year ended December 31, 1996 from $34.6 million for the year ended December 31, 1995. The expense growth was primarily attributable to increased acquisition costs, resulting from a change in the mix of business written; additions to staff, related to new business; and new facilities for the operating companies. Also, in 1996, the Company expensed an additional $1.4 million of deferred acquisition costs.

        Interest Expense. Interest expense was $1.8 million for the year ended December 31, 1996, compared with $0.6 million for the year ended December 31, 1995. Interest expense resulted from a term loan of $25.5 million borrowed in 1995 to finance the purchase of 1.5 million shares of the Company's common stock. Interest expense was lower in 1995 because it accrued only from the date of the take-down, in September.

        Income Taxes. Income taxes were $53,000 for the year ended December 31, 1996, compared with $4.0 million for 1995. In 1996, income taxes were reduced by the tax benefit from additional reserve strengthening on discontinued lines of business, increased underwriting expenses and tax-exempt investment income. In 1995, the income tax expense was reduced by the tax benefit from net claims costs and reinstatement premiums relating to the Northridge earthquake and tax-exempt investment income.

        Net  Income.   Net income was $6.2 million for  the  year
ended December 31, 1996, compared with $12.9 million for the year ended December 31, 1995.

        Weighted Average Shares Outstanding. Average shares outstanding were 6.7 million in 1996, compared with 7.6 million in 1995, reflecting the effect of the purchase by the Company of
1.5 million shares of the Company's Common Stock in September of 1995.

Year  Ended  December 31, 1995 Compared with Year Ended  December
31, 1994

        Material Event. The Company writes a substantial amount of DIC coverage in California, including the San Fernando Valley area, which was struck by a major earthquake on January 17, 1994. As a result of losses sustained in that event, the Company recorded net pre-tax costs of $8.2 million for the year ended December 31, 1994. The costs consisted of $4.3 million of claims expense and $3.9 million of reinsurance reinstatement premiums. In 1995, the Company recorded additional net pre-tax charges of $3.0 million for expected additional loss development. These charges consisted of $0.8 million of claims costs and $2.2 million of reinsurance reinstatement premiums.

        Gross Premiums Written. Gross premiums written increased 12.8% to $157.0 million for the year ended December 31, 1995 from $139.2 million for the year ended December 31, 1994. The increase in gross premiums written was attributable to a $9.2 million increase in premiums from other property, due to new business and a hardening of property markets; a $5.6 million increase in casualty premiums, resulting from additional general liability policies written; a $4.3 million increase in commercial automobile premiums, resulting from new policies written; and a $2.0 million increase in DIC premiums, resulting from changes in market conditions for earthquake coverages. Such increases were partially offset by a $1.8 million decrease in premiums from specialty lines, due to the discontinuance of a used car dealers program, and a $1.5 million decrease in premiums caused by competitive market conditions in the A&E business.

        Net Premiums. Net premiums written increased 30.3% to $90.2 million for the year ended December 31, 1995 from $69.2 million for the year ended December 31, 1994 as a result of most of the factors described above, which were enhanced by increased retention levels in commercial automobile policies and plate glass policies. Also, catastrophe reinsurance reinstatement premiums ceded with respect to DIC policies decreased by $1.7 million in 1995.

       Net premiums earned increased by 35.4% to $83.4 million in the year ended December 31, 1995 from $61.6 million in the year ended December 31, 1994.

        Net Investment Income. Net investment income increased 20.9% to $15.8 million for the year ended December 31, 1995 from $13.1 million for the year ended December 31, 1994. The increase is primarily due to additional funds available for investment in 1995. To a lesser extent, net investment income, which is reported before taxes, increased as a result of a greater component of taxable securities in 1995 than in 1994.

        Net Realized Gains (Losses) on Investments. For the year ended December 31, 1995, the Company realized a net gain of $3.6 million compared to a net loss of $2.0 million for the year ended December 31, 1994. Portfolio sales were effected in each year to optimize the mix of taxable and tax-exempt securities.

        Losses and Loss Adjustment Expenses. Losses and LAE increased by 25.4% to $50.8 million for the year ended
December 31, 1995 from $40.5 million for the year ended December 31, 1994, primarily due to increases in earned premium exposures and catastrophe losses of $1.9 million, from Texas hailstorms and additional reserves for the Northridge earthquake. In 1994, the Company recorded net claims costs of $4.3 million from the Northridge earthquake and additional reserves for specialty lines, partially offset by favorable development in other property reserves, as well as A&E coverages.

         Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased by 34.5% to $34.6 million for the year ended December 31, 1995 from $25.7 million for the year ended December 31, 1994, primarily due to increased acquisition costs and additions to staff related to new business.

        Interest Expense. For the year ended December 31, 1995, the Company recorded $0.6 million for interest expense associated with a term loan of $25.5 million in connection with the purchase of 1.5 million shares of its common stock in September of 1995.

       Income Taxes. Income taxes were $4.0 million for the year ended December 31, 1995, compared with $0.2 million for 1994. In 1994, the income tax expense was impacted by net claims costs and reinstatement premiums relating to the Northridge earthquake, net realized losses on investments, and a shift from taxable to tax-exempt investments.

        Net Income. Net income was $12.9 million for the year ended December 31, 1995, compared with $6.2 million for the year ended December 31, 1994.

        Weighted Average Shares Outstanding. Average shares outstanding were 7.6 million in 1995, compared with 8.1 million in 1994, reflecting the effect of the purchase by the Company of
1.5 million shares of the Company's Common Stock in September of 1995.

Liquidity and Capital Resources

        The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and general and administrative expenses. Net cash provided by operations was $24.7 million in 1996, $22.0 million in 1995, and $17.8 million in 1994.

       At December 31, 1996, the Company maintained cash and cash equivalents of $23.4 million to meet payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at December 31, 1996 were held by its subsidiaries.

        Reinsurance recoverables on unpaid losses were $138.0 million at December 31, 1996 and $153.0 million at December 31, 1995. Because of the high limits on many policies relative to the Company's net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.

        In September 1995, the Company purchased 1.5 million shares of its Common Stock from Willis Corroon for a total purchase price of $25.5 million, including related expenses. The Company financed its purchase of such shares through the proceeds of borrowing from commercial lending institutions. As a result of the interest on this indebtedness, the Company's corporate overhead expenses increased by approximately $1.8 million.

        As a holding company, the Company depends principally on dividends from its insurance company subsidiaries to pay corporate overhead expenses, including principal and interest on its borrowings. The Company's subsidiaries are subject to state insurance laws that restrict their ability to collectively pay dividends. See "Regulation and Other Matters." Under the insurance code of Pennsylvania, dividends from Calvert are limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department of Insurance. Under the insurance code of California, dividends from Associated are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the company's statutory net income for the previous year, without prior approval from the California Department of Insurance. In 1996, 1995 and 1994, the aggregate dividends paid by the two subsidiaries were $4.7 million, $2.0 million and $1.3 million, respectively.

        The NAIC has adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on the guidelines and computations made by the Company in conformity with such guidelines, Associated and Calvert have exceeded the required levels of capital. There can be no assurance that capital requirements applicable to the Company's business will not increase in the future.

        The Company has no present plans to make any significant capital expenditures in the foreseeable future.

        The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.

Effects of Inflation

         There   was  no  significant  impact  on  the  Company's
operations as a result of inflation during 1996, 1995  and  1994.
However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        An index to financial statements and required financial statement schedules is set forth at Item 14.


        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                            PART III

       The information required in Part III (Items 10, 11, 12 and
13) is hereby incorporated by reference from the Company's definitive Proxy Statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

                             PART IV

        ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
REPORTS ON FORM 8-K.

    (a)      Financial   Statements.   See   the   index
             immediately following the signature pages.

    (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

    (c)      Exhibits.

        All  exhibits  listed below are filed  with  this  Annual
Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit No.

3.1     Amended  and Restated Certificate of Incorporation
       incorporated  herein by reference to Exhibit  3.1  to  the
       Registration  Statement  on Form  S-1  (the  "Registration
       Statement")   filed  with  the  Securities  and   Exchange
       Commission (the "SEC") on September 23, 1993.

3.2 Amended and Restated By-Laws incorporated herein by reference to Exhibit 3.2 of the 1995 Form 10-K.

4.1 Specimen Common Stock certificate incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed with the SEC on December
       14, 1993.

10.1    Loan  Agreement, dated September 8, 1995,  in  the
       principal  amount  of  $25,500,000 by  and  among  Gryphon
       Holdings  Inc.,  CIBC Inc. and Canadian Imperial  Bank  of
       Commerce incorporated herein by reference to Exhibit  10.1 of the 1995 Form
       10-K.

10.2    Tax  Sharing Agreement among Willis Corroon  Group
       plc,   the  Company  and  certain  other  parties  thereto
       incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement.

10.3    General Indemnity Agreement between Willis Corroon
       Group   plc   and  the  Company  incorporated  herein   by
       reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement.

10.4    Form  of  Indemnification  Agreement  between  the
       Company and each of its directors and executive officers incorporated herein by reference to Exhibit 10.4 to the Registration Statement.

10.5 1993 Stock Option Plan of the Company incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement.

10.6    Contractual Management Subsidiary Agreement, dated
       July 1, 1987, between Associated and RAMCO incorporated herein by reference to Exhibit 10.6 to the Registration
       Statement.

10.7     Non-Competition  and  Confidentiality  Agreement,
       dated  January  15, 1993, among Willis Corroon  Group  plc
       and   Stewart   Smith  (Canada)  Limited,  in   favor   of
       Wellington Insurance Company incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.8   Severance   and   Confidentiality  Agreement   among   the
       Company, Willis Corroon Group plc and John F. Iannucci incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Registration Statement.

10.9   Severance   and   Confidentiality  Agreement   among   the
       Company, Willis Corroon Group plc and John H. Walton incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Registration Statement.

10.10  Severance   and  Confidentiality  Agreement  between   the
       Company and Stephen A. Crane incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Registration Statement.

10.11 Loan Cancellation Agreement between Willis Corroon Group plc and the Company incorporated herein by reference to
       Exhibit  10.33  of  Amendment No. 1  to  the  Registration
       Statement.

10.12 Restricted Stock Plan of the Company incorporated herein by reference to Exhibit 10.34 of Amendment No. 1 to the Registration Statement.

10.13 Severance and Confidentiality Agreement dated as of March 21, 1994 between the Company and Robert P. Cuthbert incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for 1994 (the "1994 Form 10-K").

10.14  Severance  and  Confidentiality  Agreement  dated  as   of
       November  11,  1994  between the  Company  and  Robert  M.
       Coffee  incorporated herein by reference to Exhibit  10.36 of the 1994 Form 10-K.

10.15  Amendment   to  Severance  and  Confidentiality  Agreement
       dated as of November 11, 1994 between the Company and Stephen A. Crane incorporated herein by reference to
       Exhibit 10.37 of the 1994 Form 10-K.


10.16  Amendment   to  Severance  and  Confidentiality  Agreement
       dated as of November 11, 1994 between the Company and Robert P. Cuthbert incorporated herein by reference to
       Exhibit 10.38 of the 1994 Form 10-K.

10.17 Amendment to Severance and Confidentiality Agreement dated as of November 11, 1994 by and among Willis Corroon Group plc, the Company and John F. Iannucci incorporated herein by reference to Exhibit 10.39 of the 1994 Form 10-K.

10.18 Amendment to Severance and Confidentiality Agreement dated as of November 11, 1994 by and among Willis Corroon Group plc, the Company and John H. Walton incorporated herein by reference to Exhibit 10.40 of the 1994 Form 10-K.

10.19  Casualty  First  Excess  of  Loss  Reinsurance  Agreement,
       effective   July  1,  1994,  among  Calvert  and   various
       reinsurers  incorporated herein by  reference  to  Exhibit
       10.41 of the 1994 Form 10-K.

10.20  Casualty  Second  Excess  of Loss  Reinsurance  Agreement,
       effective   July  1,  1994,  among  Calvert  and   various
       reinsurers  incorporated herein by  reference  to  Exhibit
       10.42 of the 1994 Form 10-K.

10.21 Casualty Clash and Contingency, First Excess of Loss Reinsurance Agreement, effective July 1, 1993, as amended, among Calvert and various reinsurers incorporated herein by reference to Exhibit 10.43 of the 1994 Form 10-K.

10.22 Casualty Clash and Contingency, Second Excess of Loss Reinsurance Agreement, effective July 1, 1993, as amended, among Calvert and various reinsurers incorporated herein by reference to Exhibit 10.44 of the 1994 Form 10-K.

10.23 Casualty Quota Share Treaty, effective December 1, 1994, among Calvert and various reinsurers incorporated herein by reference to Exhibit 10.45 of the 1994 Form 10-K.

10.24  Property Quota Share Reinsurance Contract, effective  July
       1,    1994,   among   Calvert   and   various   reinsurers
       incorporated herein by reference to Exhibit 10.46 of the 1994 Form 10-K.

10.25  Property Quota Share Reinsurance Contract, effective  July
       1, 1993, as amended, among Calvert and various reinsurers incorporated herein by reference to Exhibit 10.47 of the 1994 Form 10-K.

10.26  New  York  Trucking Quota Share Treaty, effective December
       31,   1993,   among   Calvert   and   various   reinsurers
       incorporated herein by reference to Exhibit 10.48 of the 1994 Form 10-K.

10.27  Property  Excess Per Risk Reinsurance Contract,  effective
       January  1,  1995, among Associated, Calvert  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.49 of the 1994 Form 10-K.

10.28  Preliminary   Property   Excess   Per   Risk   Reinsurance
       Contract, effective January 1, 1996, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.44 of the 1995 Form 10-K.

10.29 Combined Coded Inside Excess Per Risk and Quota Share Reinsurance Contract, effective October 1, 1992 through June 30, 1994, among Associated and various reinsurers stated therein incorporated herein by reference to
       Exhibit 10.50 of the 1994 Form 10-K.

10.30 Property Excess & Surplus Lines Excess Per Risk Reinsurance Contract, effective July 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.51 of the 1994 Form 10-K.

10.31  Excess   Catastrophe   Reinsurance   Contract,   effective
       January  1,  1994, among Associated, Calvert  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.52 of the 1994 Form 10-K.

10.32 External Third through Sixth Excess Catastrophe Reinsurance Contract, effective January 1, 1996, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.53 of the 1994 Form 10-K.

10.32 External Third through Sixth Excess Catastrophe Reinsurance Contract, effective January 1, 1995, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.49 of the 1995 Form 10-K.

10.34  Casualty  Excess  of Loss Reinsurance Contract,  effective
       July  1,  1994,  among  Associated,  Calvert  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.54 of the 1994 Form 10-K.

10.35 Casualty Excess of Loss Reinsurance Contract, effective July 1, 1995, among Associated, Calvert, Timberline Insurance Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.51 of the 1995 Form 10-K.

10.36  First   Excess   Multiple   Line   Reinsurance   Contract,
       effective July 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.55 of the 1994 Form 10-K.

10.37  Second   Excess   Multiple  Line   Reinsurance   Contract,
       effective July 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.56 of the 1994 Form 10-K.

10.38  Form  of  Stock  Option  Agreement  under  the  1995  Non-
       Employee Directors Stock Option Plan incorporated herein by reference to Exhibit 10.54 of the 1995 Form 10-K.

10.39  Combined  Casualty  1st Excess of  Loss  and  Quota  Share
       Reinsurance  Contract,  effective  July  1,  1995,   among
       Associated, Calvert, Timberline Insurance Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.55 of the 1995 Form 10-K.

10.40 Casualty Second Excess of Loss Reinsurance Agreement, effective July 1, 1995, among Associated, Calvert, Timberline Insurance Company and various reinsurers stated therein incorporated herein by reference to
       Exhibit 10.56 of the 1995 Form 10-K.

10.41 Multi-Line Excess of Loss Reinsurance Contract, effective July 1, 1995, among Associated, Calvert, Timberline Insurance Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.57 of the 1995 Form 10-K.

10.42 First Contingency Excess of Loss Reinsurance Contract, effective July 1, 1995, among Associated, Calvert, Timberline Insurance Company and various reinsurers stated therein incorporated herein by reference to
       Exhibit 10.58 of the 1995 Form 10-K.
       10.43   Second  Contingency  Excess  of  Loss  Reinsurance
       Contract, effective July 1, 1995, among Associated, Calvert, Timberline Insurance Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.59 of the 1995 Form 10-K.

10.44 First Excess Casualty Contingency Reinsurance Contract, effective July 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.60 of the 1995 Form 10-K.

10.45 Second Excess Casualty Contingency Reinsurance Contract, effective July 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.61 of the 1995 Form 10-K.

10.46  Casualty  Excess  of Loss Reinsurance Contract,  effective
       July  1,  1993,  among  Associated,  Calvert  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.62 of the 1995 Form 10-K.

10.47  First  Excess  Casualty Contingency Reinsurance  Contract,
       effective  October 1, 1992, among Associated  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.63 of the 1995 Form 10-K.

10.48  Second  Excess Casualty Contingency Reinsurance  Contract,
       effective  October 1, 1992, among Associated  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.64 of the 1995 Form 10-K.

10.49  First  Excess  Casualty Contingency Reinsurance  Contract,
       effective  July  1,  1993, among  Associated  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.65 of the 1995 Form 10-K.

10.50  Second  Excess Casualty Contingency Reinsurance  Contract,
       effective  July  1,  1993, among  Associated  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.66 of the 1995 Form 10-K.

10.51 External Third through Fifth Excess Catastrophe Reinsurance Contract, effective January 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.67 of the 1995 Form 10-K.

10.52 Preliminary Property Excess and Surplus Lines Excess Per Risk Reinsurance Contract, effective January 1, 1996, among Associated, Calvert, all other subsidiaries of the Company (the "Subsidiaries") and various reinsurers stated therein incorporated herein by reference to
       Exhibit 10.68 of the 1995 Form 10-K.

10.53 Preliminary Property Excess and Surplus Lines Excess Carve Out Reinsurance Contract, effective January 1,
       1996, among Associated, Calvert, the Subsidiaries and various reinsurers stated therein incorporated herein by reference to Exhibit 10.69 of the 1995 Form 10-K.

10.54  Preliminary   Franchise   Excess   of   Loss   Reinsurance
       Contract, effective January 1, 1996, among Associated, Calvert, the Subsidiaries and various reinsurers stated therein incorporated herein by reference to Exhibit 10.70 of the 1995 Form 10-K.

10.55  Property Quota Share Reinsurance Agreement, dated July  1,
       1995, among Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.71 of the 1995 Form 10-K.

10.56  Property  First  Per  Risk Excess  Reinsurance  Agreement,
       dated  July  1, 1995, among Calvert and various reinsurers
       stated   therein  incorporated  herein  by  reference   to
       Exhibit 10.72 of the 1995 Form 10-K.

10.57  First  Catastrophe  Excess  Reinsurance  Agreement,  dated
       July  1, 1995, among Calvert and various reinsurers stated
       therein incorporated herein by reference to Exhibit  10.73 of the 1995 Form 10-K.

10.58  Second  Catastrophe  Excess Reinsurance  Agreement,  dated
       July  1, 1995, among Calvert and various reinsurers stated
       therein incorporated herein by reference to Exhibit  10.74 of the 1995 Form 10-K.

10.59  Third  Catastrophe  Excess  Reinsurance  Agreement,  dated
       July  1, 1995, among Calvert and various reinsurers stated
       therein incorporated herein by reference to Exhibit  10.75 of the 1995 Form 10-K.

10.60  Fourth  Catastrophe  Excess Reinsurance  Agreement,  dated
       July  1, 1995, among Calvert and various reinsurers stated
       therein incorporated herein by reference to Exhibit  10.76 of the 1995 Form 10-K.

10.61  Casualty First Excess of Loss Reinsurance Contract,  dated
       July  1,  1995,  among  Calvert, the Company  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.77 of the 1995 Form 10-K.

10.62 Casualty Second Excess of Loss Reinsurance Contract, dated July 1, 1995, among Calvert, the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.78 of the 1995 Form 10-K.

10.63  Casualty Third Excess of Loss Reinsurance Contract,  dated
       July  1,  1995,  among  Calvert, the Company  and  various
       reinsurers   stated   therein   incorporated   herein   by
       reference to Exhibit 10.79 of the 1995 Form 10-K.

10.64 Casualty Fourth Excess of Loss Reinsurance Contract, dated July 1, 1995, among Calvert, the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.80 of the 1995 Form 10-K.

10.65  Property  Excess  Per  Risk  Reinsurance  Contract,  dated
       January 1, 1997 between the subsidiaries of the Company and various reinsurers stated therein.

10.66  Property   Excess  and  Surplus  Lines  Excess  Per   Risk
       Reinsurance Contract, dated January 1, 1997 between the subsidiaries of the Company and various reinsurers stated therein.

10.67  Franchise Excess Loss Reinsurance Contract, dated  January
       1, 1997 between the subsidiaries of the Company and various reinsurers stated therein.

10.68  External   Third   Through  Seventh   Catastrophe   Excess
       Reinsurance Contract, dated January 1, 1997 between the subsidiaries of the Company and various reinsurers stated therein.

10.69  Aggregate  Excess  of  Loss  Reinsurance  Contract,  dated
       January 1, 1997 between the subsidiaries of the Company and various reinsurers stated therein.

10.70  Per  Event  Reinsurance Contract, dated  October  1,  1996 between the subsidiaries of the Company and various reinsurers stated therein.

10.71  "Working"  Per  Event Reinsurance Contract, dated  October
       1, 1996 between the subsidiaries of the Company and various reinsurers stated therein.

10.72  Excess  Per  Event Reinsurance Contract, dated October  1,
       1996 between the subsidiaries of the Company and various reinsurers stated therein.

21.1 Subsidiaries of the Company (included in Notes to the Consolidated Financial Statements).

23.1   Consent of KPMG Peat Marwick LLP.

23.2   Consent of Ernst & Young LLP.

27.1   Financial Data Schedule


          (d)  Financial Statement Schedules

            The   financial  statement  schedules   required   by
Regulation S-K are incorporated by reference to Item 14(a).

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Gryphon Holdings Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GRYPHON HOLDINGS INC.

Dated:  March  25, 1997

                              By: Stephen A. Crane
                                    Stephen A. Crane
                                    President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                  Title                    Date



Stephen  A.  Crane          Director and President    March 25, 1997
Stephen  A.  Crane          (Chief  Executive Officer)



Robert  P.  Cuthbert        Chief Financial Officer   March 25, 1997
Robert P. Cuthbert          and Chief Accounting Officer



John  F.  Iannucci          Executive  Vice President March 25, 1997
John F. Iannucci            and Director



Robert  M. Baylis           Director                  March 25, 1997
Robert M. Baylis



Franklin  L. Damon          Director                  March 25, 1997
Franklin L. Damon



Robert  R. Douglass         Director                  March 25, 1997
Robert R. Douglass



David  H. Elliott           Director                  March 25, 1997
David H. Elliott



Hadley C. Ford               Director                 March 25, 1997
Hadley C. Ford



Richard  W. Hanselman        Director                 March 25, 1997
Richard W. Hanselman



Joe M. Rodgers               Director                 March 25, 1997
Joe M. Rodgers



George  L. Yeager            Director                 March 25, 1997
George L. Yeager


                Form 10-K--Item 14(a)(1) and (2)

             Gryphon Holdings Inc. and Subsidiaries

 Index of Financial Statements and Financial Statement Schedules


                                                             Page

Reports of Independent Auditors:
 KPMG Peat Marwick LLP                                        F-2
 Ernst & Young LLP                                            F-3

The following audited consolidated financial statements of Gryphon Holdings Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets at December 31, 1996 and 1995     F-4
Consolidated   Statements   of  Income   for   the   Years   Ended
    December 31, 1996, 1995 and 1994                          F-5
Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1996, 1995 and 1994              F-6
Consolidated  Statements  of  Cash  Flows  for  the  Years   Ended
December 31, 1996, 1995 and 1994                              F-7
Notes to Consolidated Financial Statements                    F-8

The following consolidated financial statement schedules of
Gryphon   Holdings  Inc.  and  subsidiaries  are  included   in   Item
14(d):

Schedules

I     Summary of Investments -- Other Than Investments in Related
      Parties                                                      S-1
II    Condensed  Financial  Information  of  Registrant            S-2
III   Supplemental   Insurance   Information                       S-4
IV    Reinsurance                                                  S-5
VI    Supplemental Information Concerning Property/Casualty
      Insurance Operations                                         S-6


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are not applicable and, therefore, have been omitted.





      REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Gryphon Holdings Inc.

We  have  audited  the  accompanying consolidated  balance  sheets  of
Gryphon Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules, as of and for the years ended December 31, 1996 and 1995, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit  includes  examining,  on  a  test  basis,  evidence  supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gryphon Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of and for the year ended December 31, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                   KPMG Peat Marwick LLP


New York, New York
February 14, 1997


        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Gryphon Holdings Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Gryphon Holdings Inc. and subsidiaries (the "Company") for the year ended December 31, 1994. Our audit also included the financial statement schedules for the year ended December 31, 1994 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit  includes  examining,  on  a  test  basis,  evidence  supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Gryphon Holdings Inc. and subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial
statement  schedules,  when  considered  in  relation  to  the   basic
financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company made an accounting change in 1994.



                                          Ernst & Young LLP
New York, New York
February 21, 1995

             Gryphon Holdings Inc. and Subsidiaries

                   Consolidated Balance Sheets
                                                                   December 31,
                                                               1996           1995
                                                               (Dollars in thousands)
  Assets
  Investments:
  Fixed maturities, available for sale, at fair value
     (amortized cost: 1996 - $274,515; 1995 - $248,324)    $280,164      $260,728
  Short-term investments, at cost, which approximates market    307           537
  Total investments                                         280,471       261,265
  Cash and cash equivalents                                  23,398        27,337
  Accrued investment income                                   3,919         4,080
  Premiums receivable                                        18,509        17,475
  Reinsurance recoverable on paid losses                     14,326        24,489
  Reinsurance recoverable on unpaid losses                  137,952       152,975
  Prepaid reinsurance premiums                               18,965        20,434
  Deferred policy acquisition costs                          12,415        12,182
  Deferred income taxes                                      10,282         6,582
  Other assets                                                6,747         4,170
  Total assets                                             $526,984      $530,989

  Liabilities and Stockholders' Equity
  Policy liabilities:
  Unpaid losses and loss adjustment expenses               $309,259      $308,886
  Unearned premiums                                          68,683        63,472
  Total policy liabilities                                  377,942       372,358
  Reinsurance balances payable                               16,207        29,373
  Income taxes payable                                           55           387
  Long-term debt                                             24,625        25,500
  Other liabilities                                          13,019        10,149
  Total liabilities                                         431,848       437,767
  Commitments and contingencies
  Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued or outstanding
  Common stock, $.01 par value; 15,000,000 shares
    authorized; 8,148,050 shares issued                         81             81
  Additional paid-in capital                                30,847         30,850
  Foreign currency translation adjustment, net of tax         (219)          (209)
  Net unrealized investment gains, net of tax                3,672          8,063
  Deferred compensation                                       (257)          (193)
  Retained earnings                                         86,271         80,108
  Treasury stock, at cost; shares 1996: 1,487,075:
    1995: 1,500,000                                        (25,259)       (25,478)
  Total stockholders' equity                                95,136         93,222
  Total liabilities and stockholders' equity              $526,984       $530,989

  See accompanying notes to consolidated financial statements.

           Gryphon Holdings Inc. and Subsidiaries

                Consolidated Statements of Income
                                                             Year ended December 31,
                                                             1996        1995        1994
                                                           (Dollars and shares in thousands,
                                                               except per-share data)
  Revenues
  Net premiums earned                                     $87,929      $83,399      $61,605
  Net investment income                                    16,453       15,839       13,099
  Realized gains (losses) on investments                    1,203        3,647       (2,046)
  Other income                                              1,059
  Total revenues                                          106,644      102,885       72,658

  Expenses
  Losses and loss adjustment expenses                      57,700       50,816       40,537
  Underwriting,   acquisition,   and  insurance   expenses 40,967       34,590       25,721
  Interest expense                                          1,761          595
  Total expenses                                          100,428       86,001       66,258

  Income before income taxes                                6,216       16,884        6,400
  Provision for income taxes (benefit):
    Current                                                 1,389        2,969          507
    Deferred                                               (1,336)         990         (338)
  Total income taxes                                           53        3,959          169
  Net income                                               $6,163      $12,925       $6,231

  Net income per-share                                       $.93        $1.69         $.77
  Weighted average shares outstanding                       6,656        7,648        8,132

  See accompanying notes to consolidated financial statements.

           Gryphon Holdings Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity

                                                          Foreign
                                            Additional    Currency      Unrealized
                               Common       Paid-in       Translation   Investment     Deferred      Retained   Treasury
                               Stock        Capital       Adjustment   Gains (Losses)  Compensation  Earnings    Stock     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Balances at January 1, 1994    $81          $30,602       $(146)                                     $60,952               $91,489
Add (deduct):
 Net income                                                                                            6,231                 6,231
 Translation adjustment                                    (113)                                                              (113)
 Cumulative effect of a change
     in accounting principle                                             $6,143                                              6,143
 Net unrealized investment
     losses, net of tax                                                  (9,983)                                            (9,983)
 Stock award plans                             248                                      $(242)                                   6
Balances at December 31, 1994  81           30,850         (259)         (3,840)         (242)        67,183                93,773
Add (deduct):
 Net income                                                                                           12,925                12,925
 Translation adjustment                                      50                                                                 50
 Stock award plans                                                                         49                                   49
 Net unrealized investment
     gains, net of tax                                                   11,903                                             11,903
 Purchase of common stock
     for treasury                                                                                               $(25,478)  (25,478)
Balances at December 31, 1995  81           30,850         (209)          8,063          (193)        80,108     (25,478)   93,222
Add (deduct):
 Net income                                                                                            6,163                 6,163
 Translation adjustment                                     (10)                                                               (10)
 Stock award plans                              (3)                                       (64)                       219       152
 Net unrealized investment
       losses,   net   of   tax                                          (4,391)                                            (4,391)
Balances at December 31, 1996 $81          $30,847        $(219)         $3,672         $(257)       $86,271    $(25,259)  $95,136


See accompanying notes to consolidated financial statements.

             Gryphon Holdings Inc. and Subsidiaries

              Consolidated Statements of Cash Flows

                                                         Year ended December 31,
                                                             1996        1995        1994
                                                           (Dollars in thousands)
Operating activities
Net income                                                  $6,163     $12,925      $6,231
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Increase in net policy liabilities                      32,239       4,958       2,854
    Increase in premiums receivable                         (1,034)     (3,196)     (3,073)
    Increase  in  deferred policy acquisition  costs          (233)     (2,388)     (2,853)
    Deferred income tax provision                           (1,336)        990        (338)
    Decrease  (increase)  in other assets  and  liabilities  1,543        (539)      5,169
    Amortization and depreciation                              595         402         389
    Amortization of bond discount, net                         944         370       1,332
    Realized (gains) losses on investments                  (1,203)     (3,647)      2,046
    Increase  (decrease) in reinsurance balances payable   (13,166)     12,341       5,874
    Decrease  (increase) in accrued investment  income         161        (175)        169
Net  cash  provided  by  operating activities               24,673      22,041      17,800

Investing activities
Sales of fixed maturities                                  281,728     221,026     159,484
Purchases of fixed maturities                             (310,660)   (249,119)   (185,184)
Maturities or calls of fixed maturities                      3,000       4,775       3,010
Net sales of Short-term investments                            230
Capital expenditures                                        (2,111)       (366)       (540)
Net cash used by investing activities                      (27,813)    (23,684)    (23,230)

Financing activities
Proceeds from long-term debt                                            25,500
Common stock acquired for treasury                                     (25,478)
Principal payment on long-term debt                           (875)
Issuance of common stock                                       217
Deferred compensation                                         (131)
Net cash provided by financing activities                     (789)         22

Effect  of exchange rate changes on cash                       (10)         50        (113)

Decrease in cash and cash equivalents                       (3,939)     (1,571)     (5,543)
Cash  and cash equivalents at beginning of year             27,337      28,908      34,451
Cash and cash equivalents at end of year                   $23,398     $27,337     $28,908
Supplemental disclosure of cash flow information
    Income taxes paid                                       $1,701      $2,783        $245
    Interest paid                                            1,761         586

See accompanying notes to consolidated financial statements.

1.     Summary of Significant Accounting Policies

        The  significant accounting policies followed by  Gryphon
Holdings Inc. (the "Company") are summarized below.

  Basis of Presentation and Principles of Consolidation

        Gryphon Holdings Inc.'s wholly owned insurance company subsidiaries are Associated International Insurance Company ("Associated") and Calvert Insurance Company ("Calvert"), which operate in the property and casualty insurance industry. Associated writes the majority of its property and casualty insurance policies in the State of California. Calvert writes property and casualty insurance policies throughout the United States and Canada.

        The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which as to the two insurance subsidiaries differ from the statutory accounting practices ("SAP") prescribed or permitted by regulatory authorities, and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The preparation of the financial statements in conformity with GAAP requires the use of estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. Actual results could differ from such estimates.

Premium Revenues

       Direct, assumed and ceded property and liability insurance premiums written are recognized as earned on a pro rata basis over the terms of the policies. Unearned premiums are calculated principally by the application of pro rata fractions and represent the portion of premiums written that is applicable to unexpired terms of policies in force.

        Recoverable policy acquisition costs that vary with and are directly related to the production of business, consisting of commissions, premium taxes and other underwriting expenses incurred, net of ceding allowances, are deferred and amortized to income as the related premiums are earned. The Company does not consider anticipated investment income when determining the recoverability of amounts deferred. Amortization of policy acquisition costs amounted to $30.1 million, $26.7 million, and $18.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Reinsurance

        Assumed reinsurance premiums written, commissions and unpaid losses and loss adjustment expenses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements.

        To limit its risks, the Company acquires reinsurance coverage with retentions and limits that management believes are appropriate for the circumstances. Reinsurance arrangements effected under quota-share reinsurance contracts and excess-of-loss reinsurance contracts provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The accompanying consolidated financial statements reflect premiums earned, losses and loss adjustment expenses
(LAE) and underwriting, acquisition and insurance expenses, net of reinsurance ceded. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

        Contingent commissions and retrospectively-rated premiums are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated ultimate level of profitability relating to such reinsured business. Accordingly, the profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

        Effective January 1, 1994, the Company changed its method of accounting for investments, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the accounting pronouncement, the Company's debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses, net of deferred income taxes, included in stockholders' equity.

        Fair values are based on quoted market prices, when available, or estimates based on market prices for similar securities, when quotes are not available. Short-term investments are carried at cost, which approximates their fair value. Realized gains and losses from sales or liquidations of investments are determined on the basis of the specific identification method and are included in net income. Investment income is recognized when earned. The amortization of premium and accretion of discount for fixed maturity securities are computed utilizing the interest method.

Losses and Loss Adjustment Expenses

        The liabilities for unpaid losses and loss adjustment expenses are based on the Company's estimates of the ultimate cost of unpaid losses reported prior to the close of the accounting period, incurred but not reported losses, and the related loss adjustment expenses. These liabilities are estimated by management utilizing methods and procedures which it believes are reasonable and necessarily are subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although management believes that the estimated liabilities for losses and loss adjustment expenses are reasonable, because of the extended period of time over which such losses are reported and settled, the subsequent development of these liabilities may not conform to the assumptions inherent in their determination and, accordingly, may vary from the estimated amounts included in the accompanying consolidated financial statements. To the extent that the actual emerging loss experience varies from the assumptions used in the determination of these liabilities, they are adjusted to reflect actual experience. Such adjustments, to the extent they occur, are reported in the period recognized.

        The Company's liabilities for unpaid losses and loss adjustment expenses include estimates for certain types of latent exposures, such as environmental impairment and asbestos-related claims, relating to business written prior to 1985 and which are generally difficult to establish with traditional reserving techniques.

         The Company wrote environmental impairment and asbestos-related coverages at high attachment levels and obtained reinsurance coverage reducing its net retention to $50,000 per occurrence. Among the complications of reserving for this type of business are a lack of sufficient historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss occurred and which policies provide coverage, which claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether clean-up costs are includible as insured property damage. These legal issues are not likely to be resolved in the near future.

       The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability, particularly with respect to latent exposures such as environmental impairment and asbestos, will not materially exceed the Company's current liability for unpaid loss and loss adjustment expense reserve estimates and have a material adverse effect on its future results of operations and financial condition. Furthermore, due to the inherent uncertainty of estimating such liabilities, particularly with respect to such latent exposures, it has been, and may over time continue to be, necessary to revise such estimated liabilities. However, on the basis of the Company's internal procedures, which analyze, among other things, its experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims, and product mix, as well as court decisions, economic conditions and public attitudes, management believes that adequate provision has been made for the Company's liabilities for unpaid losses and loss adjustment expenses.

Foreign Currency

         Transactions denominated in foreign currencies are translated at the rate of exchange at the transaction date. Revenues and expenses are translated at average exchange rates. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date.
Earnings per Share

        Earnings per common share are based on the average number of shares outstanding during each year; the exercise of outstanding stock options would have no significant dilutive effect on earnings per share.

2.     Investments

         The  major  categories  of  net  investment  income   are
summarized as follows:
                                            Year ended December 31
                                             1996      1995       1994
                                              (Dollars in thousands)
Fixed maturities                          $16,256    $15,245    $12,471
Cash, cash equivalents and
   short-term investments                   1,117      1,610      1,455
Total investment income                    17,373     16,855     13,926
Less related expenses                        (920)    (1,016)      (827)
Net investment income                     $16,453    $15,839    $13,099

        The  gross realized gains and losses from sales  of  fixed maturity securities are as follows:
                                               Year ended December 31
                                             1996      1995      1994
                                              (Dollars in thousands)
   Gross realized gains                   $3,074     $4,306    $1,666
   Gross realized losses                  (1,871)      (659)   (3,712)
   Net realized gains (losses) on sales   $1,203     $3,647   $(2,046)


        At December 31, 1996 and 1995, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                                                              Gross       Gross       Estimated
                                                                   Amortized  Unrealized  Unrealized  Fair
                                                                   Cost       Gains       Losses      Value
                                                                           (Dollars in thousands)
  December 31, 1996
  U.S. Treasury securities and obligations of
  U.S.  government corporations and agencies                         $55,845    $826        $(87)       $56,584
  Debt  securities  issued by foreign governments                      5,747     186         (10)         5,923
  Tax-exempt  obligations of states and political  subdivisions      141,686   4,718         (69)       146,335
  Mortgage-backed securities                                          43,381     294        (214)        43,461
  Corporate securities                                                27,856     345        (340)        27,861
                                                                     274,515   6,369        (720)       280,164
  Short-term investments                                                 307                                307
                                                                    $274,822  $6,369       $(720)      $280,471
                                                                              Gross       Gross       Estimated
                                                                   Amortized  Unrealized  Unrealized  Fair
                                                                   Cost       Gains       Losses      Value
                                                                           (Dollars in thousands)
December 31, 1995
  U.S. Treasury securities and obligations of
  U.S.  government  corporations and agencies                        $48,292   $3,101         $(8)       $51,385
  Debt securities issued by foreign
  governments                                                          4,078      158                      4,236
  Tax-exempt obligations of states and
  political subdivisions                                             124,073    6,702         (40)       130,735
  Mortgage-backed securities                                          36,616      976                     37,592
  Corporate securities                                                35,265    1,571         (56)        36,780
                                                                     248,324   12,508        (104)       260,728
  Short-term investments                                                 537                                 537
                                                                    $248,861  $12,508       $(104)      $261,265

        At December 31, 1996, the amortized cost and estimated fair value of fixed maturities, by contractual maturity, are shown below. Expected maturities, which are best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                          December 31, 1996
                                       Amortized         Fair
                                          Cost          Value
                                       (Dollars in thousands)
Due in one year or less                  $5,108         $5,148
Due after one year through five years    46,142         47,012
Due after five years through ten years   76,941         78,610
Due after ten years                     102,943        105,933
                                        231,134        236,703
Mortgage-backed securities               43,381         43,461
Total                                  $274,515       $280,164

        At December 31, 1996, investments in Federal National Mortgage Association securities aggregating $24.7 million represented the only investments in any entity in excess of 10.0% of stockholders' equity other than those investments issued or guaranteed by the U.S. government.

  Securities on Deposit

        At December 31, 1996 and 1995, securities with a fair value of approximately $18.6 million and $16.2 million, respectively were on deposit with various state or governmental insurance departments in order to comply with statutory insurance laws.

3.   Losses and Loss Adjustment Expenses

       The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three-year period ended December 31, 1996 as computed in accordance with GAAP.

Reconciliation of Liability for Loss and Loss Adjustment Expenses
                     (Dollars in thousands)
                                                                  Year ended December 31,
                                                                    1996        1995        1994
Gross reserves for losses and LAE at the beginning of the year      $308,886    $315,691    $275,660
Ceded reserves for losses and LAE at the beginning of the year       152,975     169,889     133,783
Net reserves for losses and LAE at the beginning of the year         155,911     145,802     141,877
Add:Provision for losses and LAE for claims occurring in:
  The current year                                                    53,402      50,424      49,047
  Prior years                                                          4,298         392      (8,510)
     Total net incurred losses and LAE                                57,700      50,816      40,537
Less:Losses and LAE payments for claims occurring in:
  The current year                                                    11,520      11,796      12,460
  Prior years                                                         30,784      28,911      24,152
     Total net paid losses and LAE                                    42,304      40,707      36,612
Reserves for net losses and LAE at end of year                       171,307     155,911     145,802
Reinsurance recoverable on unpaid losses                             137,952     152,975     169,889
Reserves for gross losses and LAE at end of year                    $309,259    $308,886    $315,691

        The provision for losses and LAE for claims occurring in prior years shows an unfavorable development of $4.3 million in 1996. The unfavorable development resulted principally from additional losses and reserve strengthening for a truck leasing program ($5.3 million) and used-car dealers program ($2.2 million), each discontinued during 1995; and an increase of $2.2 million in reserves for environmental impairment and asbestos-related exposures on business written prior to 1985. Such increases were partially offset by favorable development of A&E reserves and a re-estimation of IBNR reserves pertaining to other property business.

       The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three-year period ended December 31, 1996 for environmental impairment and asbestos-related liabilities.

Reconciliation of Environmental Impairment and Asbestos-related
        Liability for Loss and Loss Adjustment Expenses
                     (Dollars in thousands)
                                                                 Year ended December 31,
Environmental Impairment Liability                                   1996        1995         1994
Gross reserves for losses and LAE at the beginning of the year    $11,938     $14,200      $15,000
Ceded reserves for losses and LAE at the beginning of the year      3,958       5,100        5,000
Net reserves for losses and LAE at the beginning of the year        7,980       9,100       10,000
Add:  Provision for losses and LAE for claims
      occurring in prior years                                      1,598           3          (58)
Less: Losses and LAE payments for claims
      occurring in prior years                                        774       1,123          842
Reserves for net losses and LAE at end of year                      8,804       7,980        9,100
Reinsurance recoverable on unpaid losses                            4,177       3,958        5,100
Reserves for gross losses and LAE at end of year                  $12,981     $11,938      $14,200


                                                                      Year ended December 31,
Asbestos-related Liability                                           1996        1995        1994
Gross reserves for losses and LAE at the beginning of the year     $1,700     $4,050      $5,000
Ceded reserves for losses and LAE at the beginning of the year      1,060      3,350       4,250
Net reserves for losses and LAE at the beginning of the year          640        700         750
Add:  Provision for losses and LAE for claims occurring in the
      prior years                                                     583        612        (158)
Less: Losses and LAE payments for claims occurring in the prior
      years                                                           212        672        (108)
Reserves for net losses and LAE at end of year                      1,011        640         700
Reinsurance recoverable on unpaid losses                            3,110      1,060       3,350
Reserves for gross losses and LAE at end of year                   $4,121     $1,700      $4,050

       At December 31, 1996, the reserve for unpaid environmental impairment losses and related loss adjustment expenses was approximately $8.8 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $4.2 million. The range of gross reserves for unpaid environmental impairment losses and loss adjustment expenses is estimated to be $13.0 million to $22.0 million and the range of reserves, net of reinsurance recoverable, for unpaid environmental impairment losses and loss adjustment expenses is estimated to be approximately $8.8 million to $13.3 million.

        At December 31, 1996, the reserve for unpaid asbestos-related losses and related loss adjustment expenses was $1.0 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $3.1 million. The range of gross reserves for unpaid asbestos-related losses and loss adjustment expenses is estimated to be $4.1 million to $8.3 million and the range of reserves, net of reinsurance recoverable, for unpaid asbestos-related losses and loss adjustment expenses is estimated to be approximately $1.0 million to $2.0 million.

        There are significant uncertainties in estimating the amount of the Company's environmental impairment and asbestos-related liabilities resulting from a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss occurred and what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether cleanup costs are includible as insured property damage. These issues are not likely to be resolved in the near future. As a result of these issues, the ultimate number and cost of these claims may generate losses that vary materially from the amounts currently recorded and could have a material adverse effect on the Company's results of operations and financial condition. While management believes the Company's reserves for these coverages are appropriately established, because of the uncertainty of circumstances surrounding many critical factors that affect environmental impairment and asbestos-related liabilities, there can be no assurance that the Company's reserves for and losses from these claims will not increase in the future.


4.     Reinsurance

        Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The Company cedes a portion of its business through quota share treaties, excess of loss treaties and facultative placements, and generally retains net amounts of risk ranging from $100,000 to $500,000 per risk.

        The Company continually evaluates the credit risk related to its reinsurers and has established a minimum A.M. Best rating of "A-" for its domestic and Bermuda-based reinsurers and also requires at least $50 million of policyholder surplus for all domestic and foreign reinsurers. The Company works with intermediaries to continually monitor the financial condition of its reinsurers, as appropriate. If a reinsurer of the Company were to become insolvent or unable to make payments under the terms of a reinsurance agreement, it could have a material adverse effect on the Company.

       The following table sets forth the significant reinsurance receivables due from reinsurers as of December 31, 1996.
                                      Year ended December 31, 1996
                                         (Dollars in thousands)

                                          Reinsurance    A.M. Best's
Reinsurer                                 Receivables    Rating
Munich American Reinsurance Company         $18,411         A+
Kemper Reinsurance Company                   13,590         A-
Odyssey Reinsurance Corporation              11,454         A-
St. Paul Fire and Marine Insurance Company   11,366         A+
Lloyd's Underwriters                         11,329         *
Signet Star Reinsurance Corporation          10,994         A
American Re-Insurance Company                 9,653         A+
Western Atlantic Reinsurance Corporation      7,869         A

*  A.M. Best does not assign ratings to Lloyd's syndicates.

       The amount and cost of reinsurance available to companies specializing in property and casualty insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends to a significant extent upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position.

       For the years ended December 31, 1996, 1995 and 1994, amounts relating to assumed and ceded reinsurance premiums written and earned and losses and loss adjustment expenses incurred reflected in the accompanying consolidated statements of income approximated the following:

                                         Year ended December 31,
                                          1996    1995    1994
                                         (Dollars in thousands)
  Premiums Written:
    Assumed                             $2,390   $2,076   $3,638
    Ceded                               62,330   66,805   69,964
  Premiums Earned:
    Assumed                             $2,209   $1,715   $3,661
    Ceded                               63,824   66,064   68,221
  Losses & LAE Incurred:
    Assumed                             $4,455   $2,585   $4,803
    Ceded                               42,052   52,089   92,796

       At December 31, 1996 the Company held letters of credit of approximately $9.1 million securing amounts due from reinsurers.

        During 1996, Associated maintained a five-layer property catastrophe reinsurance program which covered 95% of the annual aggregate amount of property claims up to $115.0 million per
occurrence,   subject  to  a  retention  of  $2.5   million   per
occurrence.

        During 1996, Calvert maintained a four-layer property catastrophe reinsurance program which covered 95% of any one property loss occurrence exceeding $0.6 million, up to $5.5 million of any one occurrence, and up to a $10.0 million annual aggregate loss.

        Associated limits its net retention to $100,000 per risk for difference in conditions ("DIC"). Until October 1, 1996, Associated retained $250,000 per risk for casualty, architects' and engineers' professional liability, specialty lines, and commercial auto and up to $500,000 per risk for non-DIC property policies. Calvert reinsured various lines of business through quota share treaties, excess of loss treaties and facultative placements which limited Calvert's net retention per risk to a maximum of $200,000 for property and casualty.

        Effective October 1, 1996, the Company's reinsurance program was restructured to provide protection for loss events covering property and casualty classes of business, excluding DIC and certain other property business. The program provides for $24.5 million of coverage in excess of the Company's retention of $500,000 for each and every event. Certain businesses that are excluded from this agreement are covered by quota share treaties that limit the Company's net retention per risk to a maximum of $250,000.

        Reinsurance ceded contracts do not relieve the Company of its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. In addition, as is often the case in the normal course of business, the Company is involved in disputes with reinsurers regarding certain loss recoverables. Although the Company believes that such issues will be resolved in the Company's favor, there can be no assurance that the Company will prevail.

5.     Federal Income Taxes

        Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes an asset and liability approach for financial accounting and reporting for income taxes as compared to the concept of matching tax expense to pretax income. Under the liability method, deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these temporary differences are expected to reverse. The principal assets and liabilities giving rise to such differences are loss and LAE reserves, unearned premiums, deferred policy acquisition costs, and net unrealized investment gains (losses).

       The components of the net deferred income tax asset are as follows:

                                        Year ended December 31,
                                        1996            1995
                                       (Dollars in thousands)

  Discount on loss reserves            $12,270        $12,239
  Unearned premium reserve               3,477          3,015
  Alternative minimum tax credit         1,099             56
  Other, net                               129            110
  Deferred income tax asset             16,975         15,420
  Deferred policy acquisitions costs   (4,345)        (4,264)
  Unrealized gains on investments      (1,977)        (4,341)
  Other, net                             (371)          (233)
  Deferred income tax liability        (6,693)        (8,838)
  Net deferred income tax asset        $10,282         $6,582

        The Company has not established a valuation reserve because the Company believes it is more likely than not that the net deferred tax asset will be fully realized.

       A reconciliation of income taxes computed at the statutory federal income tax rate to the income tax provision is presented below:

                                      1996                1995                1994
                                          % of Pre-Tax        % of Pre-Tax       % of Pre-Tax
                                Amount      Income    Amount    Income    Amount   Income
                               -------    ---------   ------   --------   ------  --------
                                               (Dollars in thousands)
  Taxes based on statutory
     federal  income tax rate    $2,176     35.0%       $5,909    35.0%     $2,240    35.0%
  Add (deduct):
     Tax-exempt interest         (2,338)   (37.6)       (2,131)  (12.6)     (2,230)  (34.8)
     Other, net                     215      3.5           181     1.1         159     2.4
  Total income taxes                $53       .9%       $3,959    23.5%       $169     2.6%


6.     Long-Term Debt

        In September 1995, the Company purchased 1.5 million shares of its common stock beneficially owned by Willis Corroon for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of December 31, 1996, the weighted average interest rate was 6.91%, and the fair value of the loan approximated the carrying value.

       Principal payments due on the term loan are as follows:

  Year ending December 31,                 Principal Amount
                                        (Dollars in thousands)
    1997                                      $3,500
    1998                                       3,625
    1999                                       4,125
    2000                                       4,625
    2001                                       5,000
    Thereafter                                 3,750
     Total                                   $24,625

        In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of December 31, 1996, the fair value of the interest rate swap approximated the carrying value.

7.     Fair Value of Financial Instruments

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosure of an estimate of the fair value of financial instruments. The Statement defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. The following table summarizes the carrying amount and estimated fair value of the Company's financial instruments at December 31, 1996 and 1995.

                                  Year ended December 31
                                 1996                1995
                                   (Dollars in thousands)
                          Carrying Estimated  Carrying Estimated
                           Amount  Fair Value  Amount  Fair Value
Financial assets:
 Investments and cash     $303,869  $303,869  $288,602  $288,602
Financial liabilities:
 Long-term debt             24,625    24,651    25,500    25,713

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investments and cash

        The  fair values of fixed maturities are based on  quoted
market  prices.  The fair value of short-term instruments
approximate  amortized cost.   The  fair value of cash and cash
equivalents approximates amortized cost.

Long-term debt

        The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same maturities. The fair value includes the effect of the interest rate swap.

8.     Commitments and Contingencies

  Leases

        The Company and its subsidiaries lease certain office facilities and computer equipment. Minimum rental commitments for these leases, exclusive of escalations due to real estate taxes and operating expenses, are as follows:

  Year ending December 31,              (Dollars in thousands)
    1997                                      $1,157
    1998                                       1,163
    1999                                       1,130
    2000                                         964
    2001                                         755
    Thereafter                                 5,512
                                             $10,681

       Total rent expense for all leases was $1,310,000, $959,000 and $856,000 in 1996, 1995 and 1994, respectively.

9.     Dividends and Stockholders' Equity

Dividends

       Associated, a California domiciled company, and Calvert, a Pennsylvania domiciled company, are required to file with the Department of Insurance of various states an annual convention statement, which is prepared in conformity with accounting practices prescribed or permitted by the respective states. These practices vary from GAAP principally in that policy acquisition costs are charged to expense when incurred, deferred federal income taxes are not recognized, investments are reflected at amortized cost, and nonadmitted assets are excluded from the balance sheet.

        Under state insurance laws of Pennsylvania, the maximum amount of dividends which can be paid by Pennsylvania domiciled insurance companies without prior approval of the Insurance Commissioner is limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the insurance company's net income for the previous year. Under state insurance laws of California, Associated is permitted to pay as dividends to the Company, after advance notice to the California Insurance Department, an amount equal to the greater of 10% of Associated's policyholders surplus at the end of the preceding year or its statutory net income for the preceding year. Dividends in excess of these amounts require the prior approval of the California Insurance Department. Dividends may be paid only out of earned surplus. As such, at December 31, 1996, the maximum amount of dividends that Associated could pay in 1997 without California Insurance Department approval amounted to approximately $6.6 million and the maximum amount of dividends that Calvert could pay in 1997 without Pennsylvania Insurance Department approval amounted to approximately $1.7 million.

Stockholders' Equity

        A  reconciliation of the two insurance subsidiaries'  net
income  and  stockholders' equity for each of the  years  in  the three  years ended December 31, 1996 and as of December 31,  1996 and  1995,  as reported to the various regulatory authorities  in accordance with SAP, to the related GAAP amounts included in  the accompanying consolidated financial statements is as follows:

                                                                        Stockholders'
                                               Net Income                  Equity
                                          1996     1995     1994       1996      1995
                                                        (Dollars in thousands)
Associated's and Calvert's statutory-
  basis amounts                          $7,298   $13,876  $5,296     $82,566   $83,433
Add (deduct):
   Deferred policy acquisition costs        233     2,388   2,853      12,415    12,182
  Deferred income taxes                     341      (728)    (12)     11,175    10,835
  Nonadmitted assets                                                    3,090       950
  Unauthorized reinsurance                                              3,980     1,977
  Foreign currency translation adjustment   (68)     (110)    (74)
   Unrealized investment gains              816                         3,672     8,063
  Other, net                                (67)       25                 (33)
Associated's and Calvert's
  GAAP amounts                            8,553    15,451   8,063     116,865   117,440
Holding Company:
  Non-insurance company expenses         (2,390)   (2,526) (1,832)
   GAAP equity                                                        (21,729)  (24,218)
Consolidated  amounts -- GAAP basis      $6,163   $12,925  $6,231     $95,136   $93,222


10.    Shareholder Rights Plan

        In June 1995, the Board of Directors declared a dividend of one right for each outstanding share of Common Stock. Each right entitles the holder to purchase from the Company a unit consisting of 1/100 of a share of Junior Participating Cumulative Preferred Stock at a price of $50 per unit. Initially, the rights will not be exercisable and will trade with the Common Stock. In the event a person or group acquires 20% or more of the Common Stock, or commences a tender offer for the outstanding shares, the rights become exercisable.

        If a person or group acquires 20% or more of the Common Stock, the rights will entitle a holder (other than the acquiring person or group of acquiring persons) to buy shares of Common Stock having a market value of twice the exercise price of the right. If the Company is subsequently involved in a merger or other business combination with a holder of 20% or more of the stock of the Company, the rights will entitle a holder to buy shares of common stock of the acquiring corporation having a market value of twice the exercise price of the right.

        The rights may be redeemed by the Company at $.001 per right at any time prior to the acquisition by any person or group of 20% or more of the Company's shares. The rights have no voting power and will expire in June 2005, if not previously redeemed.

11.    Property and Equipment

        Property and equipment is classified with other assets in the accompanying balance sheets and is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related property and equipment and ranges principally from three to seven years.
        Property and equipment, included in other assets in the balance sheet, is comprised of the following:
                                        Year ended December 31,
                                            1996       1995
                                         (Dollars in thousands)

  Furniture, fixtures and
     leasehold improvements             $2,475      $1,168
  Computers                               1,011       1,328
  Office equipment                          354         273
                                          3,840       2,769
  Less: Accumulated depreciation
        and amortization                  1,116       1,690
                                         $2,724      $1,079

12.    Stock Option and Restricted Stock Plans

        The Company's stock option plans provide for granting of stock options to key employees and non-employee directors. Options are granted at a price not less than the market price on the date of grant. Options that have been granted under the plans will become exercisable in four annual installments of 25% each commencing on the second anniversary of the date of grant and will expire ten years from the date of grant.

       The Company's restricted stock award plan provides for the granting of up to 100,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restriction period. As of December 31, 1996, 26,000 shares were outstanding under the plan.

        The Financial Accounting Standards Board has issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 provides an option either to continue the Company's current method of accounting for stock-based compensation, or to adopt the fair value method of accounting for stock-based employee compensation plans, which would require the Company to expense the fair value of its stock options at the date of grant over the vesting period.

        The Company has elected to follow Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and restricted stock plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Although the Company elected to continue to follow APB No. 25, it is required to provide additional disclosures including pro forma net income and earnings per share as if the Company adopted the new fair value method for recognition purposes in 1995.


        A summary of stock option activity during the three years ended December 31, 1996, follows:

                                  Available                  Weighted
                                  for Grant   Outstanding    Average of
                                                             Exercise Price
                                                             of Outstanding
                                                             Options
                                  --------    -----------    -------------
Balance, December 31, 1993          92,500     307,500           $13.00
 Granted                           (59,500)     59,500            14.11
 Canceled                            1,000      (1,000)           13.88

Balance, December 31, 1994          34,000     366,000            13.18
 Authorized                        100,000
 Granted                          (114,000)    114,000            14.89
 Canceled                           21,000     (21,000)           13.07

Balance, December 31, 1995          41,000     459,000            13.61
 Authorized                        250,000
 Granted                          (162,500)    162,500            17.44
 Exercised                                      (3,925)           13.00
 Canceled                           59,250     (59,250)           15.03

Balance, December 31, 1996         187,750     558,325           $14.58


       The following table summarizes outstanding and exercisable options as of December 31, 1996.

               Options Outstanding                        Options Excersiable
              ---------------------                       ---------------------
                              Weighted
Year   Range     Number       Average      Weighted       Number       Weighted
of     of        Outstanding  Remaining    Average        Exercisable  Average
Grant  Exercise               Contractual  Exercise                    Exercise
       Prices                 Life         Price                       Price

1993   $13        254,825     7.00         $13.00        125,450     $13.00
1994   $13 - $15   57,500     7.45          14.11         14,375      14.11
1995   $13 - $16  109,000     8.49          14.92                     14.92
1996   $14 - $20  137,000     9.36          17.44                     17.44
                  558,325                                139,825

       The pro forma net income and earnings per share determined consistent with SFAS No. 123 is as follows:

 Pro forma (1)             1996      1995
 Net income               $5,974   $12,880
 Earnings per share         $.90     $1.68

(1) During the initial phase-in period of SFAS No. 123, the effects of applying the standard for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years, based on the fact that options vest over several years and additional awards generally are made each year.

        The weighted average fair value of options granted during 1996 and 1995 were $7.64 and $6.29, respectively. The Black-Scholes option-pricing model was used with the following weighted average assumptions: volatility of 24.3%, risk-free interest rate of 6.81% in 1996 and 6.18% in 1995, and expected life of 7 years.

13.    Employee Benefits and Incentive Bonus Plans

        The Company maintains a defined contribution retirement 401(k) & Profit Sharing Plan. Participation in the plan is available to all employees upon their satisfaction of specified eligibility requirements. Under the 401(k) component of the plan, the Company matches, on a dollar-for-dollar basis, each employee's contribution up to 3% of eligible compensation. Under the profit sharing component of the plan, annual contributions may be authorized by the Board of Directors based upon the Company's performance for the relevant year. The Company's costs are charged to income and amounted to $0.5 million in 1996, $0.4 million in 1995 and $0.3 million in 1994.

        The Company maintains an annual incentive bonus plan for officers and other key employees. Bonuses are based upon predetermined objectives established by the Compensation Committee. The Company's total incentive bonus plan expense for the years ended December 31, 1996, 1995 and 1994 was $0.6 million, $1.6 million and $1.2 million, respectively.

14.    Concentrations of Business

       Gross premiums written in the State of California amounted to approximately $68,663,000, $76,396,000 and $73,943,000 in
1996, 1995 and 1994, respectively. In the State of New York, the Company's gross premiums written were $11,975,000, $20,141,000 and $16,821,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Gross premiums written in any other state do not exceed 10% of gross premiums written.

        The Company's architects' and engineers' professional liability insurance business is produced by Risk Administration and Management Company ("RAMCO"), an unaffiliated managing general agent. For the years ended December 31, 1996, 1995 and 1994, direct premiums written by RAMCO for the Company amounted to approximately $17,843,000, $14,452,000 and $15,910,000, respectively.

15.    Quarterly Financial Information (unaudited)


        Quarterly financial information (unaudited) for the year ended December 31, 1996 is presented below:

                                      Three months ended
                           March 31,   June 30,   Sept. 30,    Dec. 31,
                              1996       1996       1996        1996
               (Dollars and shares in thousands, except per share amounts)
Gross premiums written     $34,919    $39,017     $44,807     $38,194
Net premiums written        21,213     22,585      28,165      22,644
Net premiums earned         21,951     21,180      22,292      22,506
Net investment income        4,159      3,921       4,065       4,308
Realized gains (losses)
    on investments             802       (190)          4         587
Other income                   270        285         389         115
        Total revenues      27,182     25,196      26,750      27,516
Income (loss) before
    income taxes             4,658       (294)      2,249        (397)
Net income                   3,505        337       1,986         335
Net income per share          $.53       $.05        $.30        $.05
Weighted average shares
    outstanding              6,648      6,656       6,660       6,661

       Quarterly financial information (unaudited) for the year ended December 31, 1995 is presented below:

                                       Three months ended
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                             1995       1995      1995      1995
               (Dollars and shares in thousands, except per share amounts)
Gross premiums written     $35,209    $43,444    $43,747   $34,580
Net premiums written        17,872     25,703     25,086    21,514
Net premiums earned         17,697     21,019     20,324    24,359
Net investment income        3,666      4,133      4,030     4,010
Realized gains on investments  276      1,554        736     1,081
   Total revenues           21,639     26,706     25,090    29,450
Income before income taxes   3,738      4,614      2,670     5,862
Net income                   3,002      3,485      2,355     4,083
Net income per share          $.37       $.43       $.31      $.61
Weighted  average  shares
     outstanding             8,148      8,148      7,648     6,648


  As a result of the Company's purchase of its Common Stock, the average number of shares outstanding varies from quarter to quarter, and the sum of the quarterly earnings per common share may not equal the total for the year.



                         At December 31, 1996


SCHEDULE  I  --  SUMMARY OF INVESTMENTS -- OTHER THAN  INVESTMENTS  IN
RELATED PARTIES


          COLUMN                          COLUMN    COLUMN    COLUMN
            A                               B         C         D
                                                            Amount at
                                                              which
                                                             shown in
                                                           the balance
    Type of Investment                     Cost     Value     sheet
                                             (Dollars in thousands)

Fixed  maturities:
  Bonds:
   United  States Government and
     government agencies and authorities $55,845 $56,584 $56,584 States, municipalities and political
     subdivisions                         141,686   146,335   146,335
  Foreign governments                       5,747     5,923     5,923
  Mortgage-backed securities               43,381    43,461    43,461
  Corporate bonds                          27,856    27,861    27,861
     Total fixed maturities               274,515   280,164   280,164
  Short-term investments                      307       307       307
     Total investments                   $274,822  $280,471  $280,471

      SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Balance Sheets

                                            December 31,
                                       1996            1995
                                      (Dollars in thousands)
Assets
Cash and cash equivalents                 $289           $469
Investment in subsidiaries             118,336        118,970
Income tax recoverable                     439            660
Deferred income taxes                    1,084             89
Other assets                               268            215
       Total assets                   $120,416       $120,403

Liabilities and stockholders' equity
Liabilities:
  Other liabilities                        655         $1,681
 Long-term debt                         24,625         25,500
 Total liabilities                      25,280         27,181
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares authorized;
   8,148,050 shares issued                  81             81
 Additional paid-in capital             30,847         30,850
 Foreign currency translation
   adjustment, net of tax                 (219)          (209)
 Net unrealized gains, net of tax        3,672          8,063
 Deferred compensation                   (257)          (193)
 Retained earnings                      86,271         80,108
 Treasury  stock,  at cost;
   shares 1996: 1,487,075:
   1995: 1,500,000                     (25,259)       (25,478)
 Total stockholders' equity             95,136         93,222
   Total liabilities and
    stockholders' equity              $120,416       $120,403

                         Statements of Income

                                        Year ended December 31,
                                      1996      1995     1994
                                        (Dollars in thousands)

Revenue
Net investment income                  $24      $28       $11
      Total revenues                    24       28        11

Expenses
Operating expenses                   1,921    3,282     2,563
Interest expense                     1,761      595
  Total expenses                     3,682    3,877     2,563
Loss before income taxes
  and equity in undistributed
  income of subsidiaries            (3,658)  (3,849)   (2,552)
Income tax benefit                   1,268    1,323       720
Loss before equity in undistributed income
  of subsidiaries                   (2,390)  (2,526)   (1,832)
Equity in undistributed income
  of subsidiaries                    8,553   15,451     8,063

Net income                          $6,163  $12,925    $6,231

   SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    Statements of Cash Flows

                                                Year ended December 31,
                                               1996      1995      1994
                                                (Dollars in thousands)
Operating activities
  Loss  before  equity  in undistributed
   income  of  subsidiaries                  $(2,390)   $(2,526)   $(1,832)
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Decrease (increase) in
       income tax recoverable                              (487)       796
     Deferred income tax provision              (995)       261       (350)
     Amortization and depreciation                68         85         88
     Decrease (increase) in other
       assets and liabilities                   (798)       825        (80)
     Net cash used by operating activities    (4,115)    (1,842)    (1,378)
Investing activities
 Capital expenditures                             (2)        (5)      (114)
 Net cash used by investing activities            (2)        (5)      (114)
Financing activities
 Dividends received                            4,726      2,000      1,250
 Proceeds from long-term debt                            25,500
 Common  stock acquired for treasury                    (25,478)
 Issuance of common stock                        217
 Deferred compensation                          (131)
       Principal payment on long term debt      (875)
 Net cash provided
by financing activities                        3,937      2,022      1,250
Increase (decrease) in cash and cash equivalents(180)       175       (242)
Cash and cash equivalents at beginning of year   469        294        536
Cash and cash equivalents at end of year        $289       $469       $294


                             Year ended December 31,
                SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION


  COLUMN A       COLUMN B   COLUMN C   COLUMN D   COLUMN E   COLUMN F   COLUMN G   COLUMN H   COLUMN I   COLUMN J
                            Future
                            Policy                Other
                            Benefits,             Policy                           Benefits,  Underwriting,
                 Deferred   Losses,               Claims                           Claims     Acquisition,
                 Policy     Claims                and                    Net       Losses &   and
 Year and        Acquisition and Loss  Unearned   Benefits   Premium   Investment  Settlement Insurance   Premiums
 Segment         Costs      Expenses   Premiums   Payable    Revenue   Income      Expenses   Expense     Written
--------        ---------   --------   --------   --------   -------    --------   ---------  ---------   --------
                             (Dollars in thousands)
1996
Property/Casualty $12,415   $309,259   $68,683     $0       $87,929    $16,453     $57,700     $40,967     $94,607
 Total            $12,415   $309,259   $68,683     $0       $87,929    $16,453     $57,700     $40,967     $94,607

1995
Property/Casualty $12,182   $308,886   $63,472     $0       $83,399    $15,839     $50,816     $34,590     $90,175
  Total           $12,182   $308,886   $63,472     $0       $83,399    $15,839     $50,816     $34,590     $90,175

1994
Property/Casualty  $9,794   $315,691   $55,979     $0       $61,605    $13,099     $40,537     $25,721     $69,187
  Total            $9,794   $315,691   $55,979     $0       $61,605    $13,099     $40,537     $25,721     $69,187


                        Year ended December 31,


                       SCHEDULE IV--REINSURANCE


COLUMN A               COLUMN B   COLUMN C   COLUMN D   COLUMN E   COLUMN F
                                                                   Percentage
                                             Assumed               of Amount
                                  Ceded to    from                 Assumed
                       Direct     Other       Other      Net         to
                       Amount     Companies  Companies  Amount       Net
                                  (Dollars in thousands)

1996
Premiums:
 Property/Casualty
   Insurance           $154,547    $62,330     $2,390     $94,607      2.5%
      Total Premiums   $154,547    $62,330     $2,390     $94,607      2.5%


1995
Premiums:
 Property/Casualty
   Insurance           $154,904    $66,805     $2,076     $90,175      2.3%
      Total Premiums   $154,904    $66,805     $2,076     $90,175      2.3%


1994
Premiums:
 Property/Casualty
   Insurance           $135,513    $69,964     $3,638     $69,187      5.3%
      Total Premiums   $135,513    $69,964     $3,638     $69,187      5.3%


                             Year ended December 31,

       SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                                  INSURANCE OPERATIONS

COLUMN A               COLUMN B  COLUMN C    COLUMN D  COLUMN E  COLUMN F  COLUMN G   COLUMN H    COLUMN I     COLUMN J   COLUMN K
                                Reserves for                                      Claims & Claim  Amortization
                                Unpaid     Discount,                          Adjustment Expenses  of
                     Deferred   Claims     if any,                           Incurred Related to   Deferred  Paid Claims
Affiliation          Policy     and Claim  Deducted                      Net     (1)      (2)      Policy    and Claim
with               Acquisition  Adjustment in       Unearned Earned  Investment Current   Prior   Acquisition Adjustment Premiums
Company             Costs       Expenses   Column C Premiums Premiums Income    Year      Years   Costs       Expenses   Written

                                 (Dollars in thousands)
1996
Consolidated Property/
  Casualty Entities $12,415   $309,259    $-0-     $68,683   $87,929   $16,453   $53,402   $4,298  $30,062    $42,304    $94,607

1995
Consolidated Property/
  Casualty Entities $12,182   $308,886    $-0-     $63,472   $83,399   $15,839   $50,424     $392  $26,706    $40,707    $90,175

1994
Consolidated Property/
  Casualty Entities  $9,794   $315,691    $-0-     $55,979   $61,605   $13,099   $49,047  $(8,510) $18,085    $36,612    $69,187
