Form 10-Q
period 1997-03-31
GRYPHON HOLDINGS INC
filed 1997-05-08
CIK 912558

2

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

  For Quarter Ended   March 31, 1997 Commission file number
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

              Class
Outstanding at March 31, 1997
Common stock, par value $.01
6,688,340





                    Gryphon Holdings Inc.
                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                         Page

Item 1.   Financial  Statements
                              Consolidated Balance Sheets at
                       March 31, 1997 and December 31, 1996         3

          Consolidated  Statements of Income for the three months ended
                                    March 31, 1997 and 1996         4

                   Consolidated Statements of Cash Flows for
             the three months ended March 31, 1997 and 1996         5

                 Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                                                 Operations         9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                12
Signatures                                                               12

EXHIBIT 27                           Financial Data Schedule             13











           Gryphon Holdings Inc. and Subsidiaries

                 Consolidated Balance Sheets

                                                      March 31,  December 31,
                                                         1997        1996
Assets                                                (Dollars in thousands)
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 3/31/97 - $267,186;
  12/31/96 - $274,515)                                  $267,162   $280,164
 Short-term investments, at cost,
  which approximates market                                  307        307
Total investments                                        267,469    280,471
Cash and cash equivalents                                 29,918     23,398
Accrued investment income                                  4,092      3,919
Premiums receivable                                       18,137     18,509
Reinsurance recoverable on paid losses                    13,766     14,326
Reinsurance recoverable on unpaid losses                 141,890    137,952
Prepaid reinsurance premiums                              14,584     18,965
Deferred policy acquisition costs                         13,222     12,415
Deferred income taxes                                     12,019     10,282
Other assets                                               6,921      6,747
Total assets                                            $522,018   $526,984

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss adjustment expenses             $315,684   $309,259
 Unearned premiums                                        65,631     68,683
Total policy liabilities                                 381,315    377,942
Reinsurance balances payable                              14,636     16,207
Income taxes payable                                         337         55
Long-term debt                                            23,750     24,625
Other liabilities                                          8,021     13,019
Total liabilities                                        428,059    431,848
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
  none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares
  authorized; 8,148,050 shares issued                        81         81
 Additional paid-in capital                              30,753     30,847
 Foreign currency translation adjustment, net of tax       (240)      (219)
 Net unrealized investment gains (losses), net of tax       (16)     3,672
 Deferred compensation                                     (267)      (257)
   Retained earnings                                     88,442     86,271
  Treasury  stock,  at  cost; shares  1997:1,459,710;
    1996: 1,487,075                                     (24,794)   (25,259)
Total stockholders' equity                               93,959     95,136
Total liabilities and stockholders' equity             $522,018   $526,984

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

           Gryphon Holdings Inc. and Subsidiaries

              Consolidated Statements of Income


                                      Three months ended March 31,
                                            1997        1996

                                   (Dollars and shares in thousands,
                                         except per-share data)


  Revenues
  Gross premiums written                $35,651      $34,919
  Net premiums written                   24,423       21,213

  Net premiums earned                    23,101       21,951
  Net investment income                   4,170        4,159
  Realized gains on investments              17          802
  Other income                              242          270
  Total revenues                         27,530       27,182

  Expenses
  Losses and loss adjustment expenses    13,507       12,853
  Underwriting, acquisition,
     and insurance expenses              10,862        9,234
  Interest expense                          421          437
  Total expenses                         24,790       22,524

  Income before income taxes              2,740        4,658
  Provision for income taxes (benefit):
    Current                                 318        1,493
    Deferred                                251        (340)
  Total income taxes                        569        1,153
  Net income                             $2,171       $3,505

  Net income per-share                    $0.33        $0.53
  Weighted average shares outstanding     6,663        6,648



See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

           Gryphon Holdings Inc. and Subsidiaries

            Consolidated Statements of Cash Flows


                                      Three months ended March 31,
                                            1997        1996
                                         (Dollars in thousands)

  Operating activities
  Net income                             $2,171       $3,505
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Increase in net policy liabilities    4,376        6,348
    Decrease (increase) in
     premiums receivable                    372         (956)
    Increase in deferred
     policy acquisition costs              (807)         (19)
    Deferred income tax provision           251         (340)
    (Increase) decrease in other
     assets and liabilities              (4,801)       7,920
    Amortization and depreciation           182          126
    Amortization of bond discount, net      155          156
    Realized gains on investments           (17)        (802)
    Decrease in reinsurance
     balances payable                    (1,571)      (6,088)
    Increase in accrued investment income  (173)         (64)
  Net cash provided by operating activities 138        9,786

  Investing activities
  Sales of fixed maturities              74,984       66,387
  Purchases of fixed maturities         (67,804)     (74,331)
  Maturities or calls of fixed maturities                900
  Capital expenditures                     (244)         (86)
  Net cash used by investing activities   6,936       (7,130)

  Financing activities
  Principle payment on long-term debt      (875)
  Issuance of common stock                  371
  Deferred compensation                     (29)
  Net cash provided by financing activities(533)

  Effect of exchange rate changes on cash   (21)          7

  Increase in cash and cash equivalents   6,520       2,663
  Cash and cash equivalents
    at beginning of year                 23,398      27,337
  Cash and cash equivalents
    at end of year                      $29,918     $30,000
  Supplemental disclosure of cash flow information
    Interest paid                          $421        $437


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

2.   Principles of Consolidation

     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles, which as to the two wholly owned insurance company subsidiaries differ from the statutory accounting practices prescribed or permitted by regulatory authorities, and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The major categories of net investment income are summarized as follows:
                                             For the three months
                                                ended March 31,
                                              1997           1996
                                            (Dollars in thousands)
Fixed maturities                            $4,154         $4,125
Cash, cash equivalents and
  short-term investments                       262            295
Total investment income                      4,416          4,420
Less related expenses                          246            261
Net investment income                       $4,170         $4,159





      The gross realized gains and losses from sales of fixed maturity securities are as follows:

                                        For the three months
                                          ended March 31,
                                        1997           1996
                                        (Dollars in thousands)
Gross realized gains                    $472         $1,184
Gross realized losses                   (455)          (382)
Net realized gain on sales               $17           $802

      At March 31, 1997 and December 31, 1996, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                             Gross     Gross   Estimated
                                Amortized Unrealized Unrealized   Fair
                                   Cost      Gains     Losses    Value
                                           (Dollars in thousands)
March 31, 1997
U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                   $61,845    $89      $(861)    $61,073
Debt securities issued by
   foreign governments              9,575     93       (174)      9,494
Tax-exempt obligations of states and
   political subdivisions         121,276  2,822       (401)    123,697
Mortgage-backed securities         25,410    113       (950)     24,573
Corporate securities               49,080     61       (816)     48,325
                                  267,186  3,178     (3,202)    267,162
Short-term investments                307                           307
                                 $267,493 $3,178    $(3,202)   $267,469

                                            Gross      Gross   Estimated
                                Amortized Unrealized Unrealized  Fair
                                   Cost     Gains      Losses    Value
                                           (Dollars in thousands)
December 31, 1996
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies     $55,845     $826       $(87)    $56,584
Debt securities issued by
   foreign governments             5,747      186        (10)      5,923
Tax-exempt obligations of states and
   political subdivisions        141,686    4,718        (69)    146,335
Mortgage-backed securities        43,381      294       (214)     43,461
Corporate securities              27,856      345       (340)     27,861
                                 274,515    6,369       (720)    280,164
Short-term investments               307                             307
                                $274,822   $6,369      $(720)   $280,471

4.   Long-Term Debt

      In September 1995, the Company purchased 1.5 million shares of its common stock beneficially owned by Willis Corroon Group plc for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of March 31, 1997, the weighted average interest rate was 6.84%, and the fair value of the loan approximated the carrying value.

     Principal payments due on the term loan are as follows:

                                          Principal Amount
Year ending December 31,               (Dollars in thousands)
     1997                                    $2,625
     1998                                     3,625
     1999                                     4,125
     2000                                     4,625
     2001                                     5,000
     Thereafter                               3,750
       Total                                $23,750

      In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of March 31, 1997, the fair value of the interest rate swap approximated the carrying value.

5.   Earnings Per Share

     Earnings per common share are based on the average number of
shares   outstanding  during  each  period;   the   exercise   of
outstanding stock options would have no significant dilutive effect on earnings per share.

6.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended March 31, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1996 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.

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

Results of Operations

First Quarter of 1997 Compared with the First Quarter of 1996

      Gross Premiums Written. Gross premiums written were $35.7 million for the first quarter of 1997, compared with $34.9 million for the first quarter of 1996. In 1997, the Company's gross premiums written experienced increases in the following lines of business: a $1.0 million increase in casualty premiums, primarily due to new programs but offset in part by business lost because of competitive market conditions in other casualty business written; a $0.8 million increase in Architects' & Engineers' liability due to expanded marketing and enhanced coverages offered; and a $0.7 million increase in Difference in Conditions (DIC) premiums, which were affected by increased competition with respect to certain types of DIC risks. Such increases were partially offset by a $1.1 million decrease in other property due to increased competition; a $0.4 million decrease in commercial automobile due to the non-renewal of a truck leasing program, mitigated in part by new business written; and a $0.2 million decrease in Specialty Lines.

     Net Premiums. Net premiums written increased 15.1% to $24.4 million for the first quarter of 1997 from $21.2 million for the first quarter of 1996, primarily as a result of a new reinsurance program, effective in the fourth quarter of 1996, which reduced reinsurance costs, mainly by increasing net retentions to $500,000 per risk in most lines of business.

      Net premiums earned increased by 5.2% to $23.1 million for the first quarter of 1997 from $22.0 million for the first quarter of 1996, as a result of most of the factors described above.

      Net Investment Income. Net investment income was $4.2 million for the first quarter of 1997 compared with $4.2 million for the first quarter of 1996. In 1997, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the first quarter of 1996.

      Net Realized Gains on Investments. In the first quarter of 1997, the Company realized a net gain of seventeen thousand dollars, compared with a net gain of $0.8 million in the first quarter of 1996. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

      Other Income. For the first quarter of 1997, the Company's other income was $0.2 million, compared with $0.3 million for the first quarter of 1996. The Company receives underwriting management fees for DIC business underwritten on behalf of a companion carrier.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased by 5.1% to $13.5 million for the first quarter of 1997 from $12.9 million for the first quarter of 1996, primarily due to increased earned premium exposures. Losses and loss adjustment expenses were 58.5% of net premiums earned in the first quarter of 1997, compared with 58.6% in the first quarter of 1996.

       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased by 17.6% to $10.9 million for the first quarter of 1997 from $9.2 million for the first quarter of 1996, largely due to increased acquisition costs, primarily net commission expenses and premium taxes.

      Interest Expense. For the first quarter of 1997 interest expense was $0.4 million compared with $0.4 million for the first quarter of 1996. Interest expense resulted from a term loan used to purchase 1.5 million shares of the Company's common stock in 1995.

      Income Taxes. Income taxes were $.6 million for the first quarter of 1997, compared with income taxes of $1.2 for the first quarter of 1996.

      Net  Income.   Net income was $2.2 million  for  the  first
quarter of 1997, compared with $3.5 million for the first quarter of 1996.

     Liquidity and Capital Resources

      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs, and general and administrative expenses. Net cash provided by operations was $0.1 million for the first three months of 1997, compared with $9.8 million for the first three months of 1996.

      At March 31, 1997, the Company maintained cash and cash equivalents of $29.9 million to meet payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at March 31, 1997 were held by its subsidiaries.

      Reinsurance recoverables on unpaid losses were $141.9 million at March 31, 1997 and $138.0 million at December 31, 1996. Because of the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.

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

      The National Association of Insurance Commissioners adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on the guidelines and computations made by the Company in conformity with such guidelines, Associated and Calvert have exceeded the required levels of capital. There can be no assurance that capital requirements applicable to the Company's business will not increase in the future.

      The Company has no present plans to make any significant capital expenditures in the foreseeable future.

      The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.

Effects of Inflation

      There was no significant impact on the Company's operations as a result of inflation during the first quarter of 1997.
However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
Exhibit No.    Description                             Page No.
Ex-27          Financial Data Schedule                 13

b) No reports on Form 8-K were filed during the first three months of 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gryphon  Holdings  Inc.
(Registrant)

Date:   May  8, 1997                       Stephen  A.  Crane
                                           Stephen A. Crane
                                           President & Chief Executive Officer

Date:   May 8, 1997                        Robert  P.  Cuthbert
                                           Robert P. Cuthbert
                                           Senior Vice President &
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)