Form 10-Q
period 1997-06-30
GRYPHON HOLDINGS INC
filed 1997-08-07
CIK 912558

1

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

  For Quarter Ended   June 30, 1997  Commission file number
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

              Class
Outstanding at June 30, 1997
Common stock, par value $.01
6,688,340





                    Gryphon Holdings Inc.
                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                         Page

Item 1.   Financial  Statements
            Consolidated Balance Sheets at
            June 30, 1997 and December 31, 1996            3

            Consolidated  Statements of Income for
            the three and six months ended
            June 30, 1997 and 1996                         4

            Consolidated Statements of Cash Flows for
            the six months ended June 30, 1997 and 1996    5

            Notes to Consolidated Financial Statements     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

Part II.  OTHER INFORMATION

Item 4    Submission of Matters to a vote of Security Holders   13

Item 6.   Exhibits and Reports on Form 8-K                      14
Signatures                                                      14

EXHIBIT 27                 Financial Data Schedule              15












           Gryphon Holdings Inc. and Subsidiaries

                 Consolidated Balance Sheets
                                          June 30,  December 31,
                                            1997        1996
Assets                                   (Dollars in thousands)
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 6/30/97 - $271,407;
   12/31/96 - $274,515)                   $276,154   $280,164
 Short-term investments, at cost, which
   approximates market                         307        307
Total investments                          276,461    280,471
Cash and cash equivalents                   19,244     23,398
Accrued investment income                    3,898      3,919
Premiums receivable                         20,820     18,509
Reinsurance recoverable on paid losses      14,373     14,326
Reinsurance recoverable on unpaid losses  157,820     137,952
Prepaid reinsurance premiums                14,561     18,965
Deferred policy acquisition costs           13,533     12,415
Deferred income taxes                       10,919     10,282
Other assets                                 7,972      6,747
Total assets                              $539,601   $526,984

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss
   adjustment expenses                    $335,365   $309,259
 Unearned premiums                          66,887     68,683
Total policy liabilities                   402,252    377,942
Reinsurance balances payable                 6,154     16,207
Income taxes payable                           833         55
Long-term debt                              22,875     24,625
Other liabilities                            8,229     13,019
Total liabilities                          440,343    431,848
Commitments and contingencies
Stockholders' equity:
   Preferred   stock,  $.01  par  value;  1,000,000   shares
authorized;
  none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares
  authorized; 8,148,050 shares issued           81         81
 Additional paid-in capital                 30,753     30,847
 Foreign currency translation adjustment,
  net of tax                                  (231)      (219)
 Net unrealized investment gains, net of tax 3,086      3,672
 Deferred compensation                        (246)      (257)
   Retained earnings                        90,609     86,271
  Treasury  stock,  at  cost; shares
   1997:1,459,710;  1996:1,487,075         (24,794)   (25,259)
Total stockholders' equity                  99,258     95,136
Total liabilities and stockholders' equity$539,601   $526,984

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

           Gryphon Holdings Inc. and Subsidiaries

              Consolidated Statements of Income


                              Three months ended Six months ended
                                     June 30,       June 30,
                                   1997    1996   1997    1996
                               (Dollars and shares in thousands,
                                     except per-share data)

  Revenues
  Gross premiums written        $40,747 $39,017 $76,398 $73,936
  Net premiums written           27,209  22,585  51,632  43,798

  Net premiums earned            25,917  21,180  49,018  43,131
  Net investment income           4,315   3,921   8,485   8,080
  Realized gains (losses)
    on investments                   12    (190)     29     612
  Other income                      256     285     498     555
  Total revenues                 30,500  25,196  58,030  52,378

  Expenses
  Losses and loss adjustment
    expenses                     16,460  15,102  29,967  27,955
  Underwriting, acquisition,
    and insurance expenses       11,156   9,952  22,018  19,186
  Interest expense                  409     436     830     873
  Total expenses                 28,025  25,490  52,815  48,014

  Income (loss) before
    income taxes                  2,475    (294)  5,215   4,364

  Provision for income taxes (benefit):
    Current                         880    (541)  1,198     952
    Deferred                       (572)    (90)   (321)   (430)
  Total income taxes                308    (631)    877     522
                                 ______  ______  ______  ______
  Net income                     $2,167    $337  $4,338  $3,842

  Net income per-share data
  Net income                      $0.32   $0.05   $0.65   $0.58

  Weighted average shares
     outstanding                  6,688   6,656   6,676   6,652



See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.

           Gryphon Holdings Inc. and Subsidiaries

            Consolidated Statements of Cash Flows

                                       Six months ended June 30,
                                            1997        1996
                                         (Dollars in thousands)
  Operating activities

  Net income                             $4,338       $3,842
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Increase in net policy liabilities    8,799       11,962
    Increase in premiums receivable      (2,311)      (5,676)
    Increase in deferred
      policy acquisition costs           (1,118)        (209)
    Deferred income tax provision          (321)        (430)
    Decrease (increase) in other
      assets and liabilities             (4,999)       1,366
    Amortization and depreciation           372          236
    Amortization of bond discount, net      273          267
    Realized gains on investments           (29)        (612)
    (Decrease) increase in reinsurance
      balances payable                  (10,053)       1,288
    (Increase) decrease in accrued
      investment income                      21         (118)
  Net cash provided by (used in)
      operating activities               (5,028)      11,916

  Investing activities

  Sales of fixed maturities             167,960      132,463
  Purchases of fixed maturities        (165,090)    (143,863)
  Maturities or calls of fixed maturities                900
  Capital expenditures                     (576)      (1,252)
  Net cash provided by (used in)
    investing activities                  2,294      (11,752)

  Financing activities

  Principal payment on long-term debt    (1,750)
  Issuance of common stock                  371           71
  Deferred compensation                     (29)       ______
  Net cash provided by (used in)
    financing activities                 (1,408)          71

  Effect of exchange rate changes on cash   (12)           6

  Increase (decrease) in cash and
    cash equivalents                     (4,154)         241
  Cash and cash equivalents at
    beginning of year                    23,398       27,337
  Cash and cash equivalents at
    end of year                         $19,244      $27,578

  Supplemental disclosure of cash flow information

    Income taxes paid                      $260       $1,701
    Interest paid                           830          870

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
                        For the three months   For the six months
                           ended June 30,        ended June 30,
                                    1997    1996     1997   1996
                                  (Dollars in thousands)
Fixed maturities                  $3,907 $3,925   $8,061  $8,050
Cash, cash equivalents and
  short-term investments             650    295      912     590
Total investment income            4,557   4,220   8,973   8,640
Less related expenses                242     299     488     560
Net investment income             $4,315  $3,921  $8,485  $8,080





      The gross realized gains and losses from sales of fixed income securities are as follows:
                      For the three months      For the six months
                        ended June 30,            ended June 30,
                                    1997    1996     1997   1996
                               (Dollars in thousands)
Gross realized gains                $696   $722    $1168 $1,906
Gross realized losses              (684)   (912)  (1139) (1,294)
Net realized gain (loss) on sales    $12  $(190)     $29    $612

      At June 30, 1997 and December 31, 1996, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                           Gross     Gross Estimated
                              Amortized Unrealized Unrealized Fair
                                 Cost      Gains    Losses   Value
                                      (Dollars in thousands)
June 30, 1997
U.S. Treasury securities and obligations of
   U.S. government corporations
   and agencies                  $62,816    $615    $(83) $63,348
Debt securities issued by
   foreign governments             7,613     140     (61)   7,692
Tax-exempt obligations of states and
   political subdivisions        117,043   4,053     (29) 121,067
Mortgage-backed securities        55,912     370    (127)  56,155
Corporate securities              28,023     160    (291)  27,892
                                 271,407   5,338    (591) 276,154
Short-term investments               307                      307
                                $271,714  $5,338   $(591) $276,461

                                           Gross    Gross  Estimated
                              Amortized Unrealized Unrealized Fair
                                 Cost     Gains     Losses   Value
                                       (Dollars in thousands)
December 31, 1996
U.S. Treasury securities and obligations of
   U.S. government corporations
   and agencies                  $55,845   $826    $(87)    $56,584
Debt securities issued by
   foreign governments             5,747    186     (10)      5,923
Tax-exempt obligations of states and
   political subdivisions        141,686  4,718     (69)    146,335
Mortgage-backed securities        43,381    294    (214)     43,461
Corporate securities              27,856    345    (340)     27,861
                                 274,515  6,369    (720)    280,164
Short-term investments               307                        307
                                $274,822 $6,369   $(720)   $280,471

4.   Long-Term Debt
      In September 1995, the Company purchased 1.5 million shares of its common stock beneficially owned by Willis Corroon Group plc for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term-loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of June 30, 1997, the weighted average interest rate was 6.86 %, and the fair value of the loan approximated the carrying value.
     Principal payments due on the term loan are as follows:
                                          Principal Amount
Year ending December 31,               (Dollars in thousands)
     1997                                    $1,750
     1998                                     3,625
     1999                                     4,125
     2000                                     4,625
     2001                                     5,000
     Thereafter                               3,750
       Total                                $22,875

      In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of June 30, 1997, the fair value of the interest rate swap approximated the carrying value.
5.   Earnings Per Share
     Earnings per common share are based on the average number of shares outstanding during each period; the exercise of outstanding stock options would have no significant dilutive effect on earnings per share.
6.   Unaudited Consolidated Financial Statements
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended June 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1996 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
       The Company is a holding company that, through its subsidiaries, underwrites specialty property and casualty insurance in sectors of the insurance industry that are generally considered difficult to insure. Many of the coverages written by the Company can be categorized as excess and surplus lines, which generally means that the risks are nonstandard or that the policies in respect of the risks are written with unusual limits or at deviated rates. The property and casualty insurance industry is highly cyclical. The excess and surplus lines sectors of the property and casualty insurance industry are often subject to greater cyclicality and volatility than the industry in general. During soft markets, large standard lines insurers often utilize excess capacity to assume risks in excess and surplus and specialty lines. During hard markets, such insurers tend to abandon the excess and surplus and specialty lines to the carriers that concentrate in these sectors. Thus, capacity in these lines will fluctuate substantially, often with fluctuations in revenues or profits, or both.
Results of Operations
Second Quarter of 1997 Compared with the Second Quarter of 1996
      Gross Premiums Written. Gross premiums written were $40.7 million for the second quarter of 1997, compared with $39.0 million for the second quarter of 1996. In 1997, the Company's gross premiums written experienced increases in the following lines of business: a $1.0 million increase in premiums from two specialty programs; a $0.9 million increase in Difference in Conditions (DIC) premiums, mitigated in part by increased competition with respect to certain types of DIC risks; a $0.6 million increase in Architects' and Engineers' liability, due to expanded marketing and enhanced coverages offered; a $0.6 million increase in casualty premiums, primarily due to new programs but offset in part by business lost because of competitive market conditions in other casualty business written; and a $0.6 million increase in commercial automobile, due to new business written. Such increases were offset by a $1.9 million decrease in other property, due to increased competition, primarily in the Company's national accounts business.
     Net Premiums. Net premiums written increased 20.5% to $27.2 million for the second quarter of 1997 from $22.6 million for the second quarter of 1996, primarily as a result of a new reinsurance program, effective in the fourth quarter of 1996, which reduced reinsurance premiums ceded, by increasing net retentions to $500,000 per risk in most lines of business.
     Net premiums earned increased 22.4% to $25.9 million for the second quarter of 1997 from $21.2 million for the second quarter of 1996, as a result of most of the factors described above.
      Net Investment Income. Net investment income increased 10.0% to $4.3 million for the second quarter of 1997 from $3.9 million for the second quarter of 1996. In 1997, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the second quarter of 1996.
      Net Realized Gains (Losses) on Investments. In the second quarter of 1997, the Company realized a net gain of twelve thousand dollars, compared to a net loss of $0.2 million in the second quarter of 1996. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.
     Other Income. For the second quarter of 1997, the Company's other income was $0.3 million, compared with $0.3 million for the second quarter of 1996. The Company receives underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 9% to $16.5 million for the second quarter of 1997 from $15.1 million for the second quarter of 1996, primarily due to increased earned premium exposures. In 1996, the Company strengthened reserves by $2.6 million with respect to a truck leasing program and a used car dealers program, each discontinued during 1995. Losses and loss adjustment expenses were 63.5% of net premiums earned in the second quarter of 1997, compared with 71.3% in the second quarter of 1996.
       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased 12.1% to $11.2 million for the second quarter of 1997 from $10.0 million for the second quarter of 1996, largely due to increased acquisition costs, primarily net commission expenses and premium taxes. Also, in 1996, the Company increased the provision for bad debts by $0.3 million.
      Interest Expense. For the second quarter of 1997, interest expense was $0.4 million compared with $0.4 million for the second quarter of 1996. Interest expense resulted from a term loan used to purchase 1.5 million shares of the Company's common stock in 1995.
     Income Taxes. Income taxes were $0.3 million for the second quarter of 1997, compared with an income tax benefit of $0.6 for the second quarter of 1996. In 1996, the income tax benefit resulted from an operating loss, net realized losses on investments, and a shift from taxable to tax-exempt investments.
      Net  Income.   Net income was $2.2 million for  the  second
quarter  of  1997,  compared with $0.3  million  for  the  second quarter of 1996.
Six Months Ended June 30, 1997 Compared with the Six Months Ended
June 30, 1996
      Gross Premiums Written. Gross premiums written were $76.4 million for the six months ended June 30, 1997, compared with $73.9 million for the six months ended June 30, 1996. In 1997, the Company's gross premiums written experienced increases in the following lines of business: a $1.6 million increase in casualty premiums, primarily due to new programs but offset in part by business lost because of competitive market conditions in other casualty business written; a $1.6 million increase in Difference in Conditions (DIC) premiums, mitigated in part by increased competition with respect to certain types of DIC risks; a $1.4 million increase in Architects' and Engineers' liability, due to expanded marketing and enhanced coverages offered; and a $0.8 million increase in premiums from two specialty programs. Such increases were offset by a $3.1 million decrease in other property, due to increased competition, primarily in the Company's national accounts business.
     Net Premiums. Net premiums written increased 17.9% to $51.6 million for the six months ended June 30, 1997 from $43.8 million for the six months ended June 30, 1996, primarily as a result of a new reinsurance program, effective in the fourth quarter of 1996, which reduced reinsurance premiums ceded, partly as a result of increasing net retentions to $500,000 per risk in most lines of business.
     Net premiums earned increased 13.6% to $49.0 million for the six months ended June 30, 1997 from $43.1 million for the six months ended June 30, 1996, as a result of most of the factors described above.
     Net Investment Income. Net investment income increased 5.0% to $8.5 million for the six months ended June 30, 1997 from $8.1 million for the six months ended June 30, 1996. In 1997, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the six months ended June 30, 1996.
      Net Realized Gains on Investments. In the six months ended June 30, 1997, the Company realized a net gain of twenty nine thousand dollars, compared to a net gain of $0.6 million in 1996. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.
      Other Income. For the six months ended June 30, 1997, the Company's other income was $0.5 million, compared with $0.6 million for 1996. The Company receives underwriting management fees for DIC business underwritten on behalf of a companion carrier.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 7.2% to $30.0 million for the six months ended June 30, 1997 from $28.0 million for the six months ended June 30, 1996, primarily due to earned premium exposures. In 1996, the Company strengthened reserves by $2.6 million with respect to a truck leasing program and a used car dealers program, each discontinued during 1995. Losses and loss adjustment expenses were 61.1% of net premiums earned in the six months ended June 30, 1997, compared with 64.8% in the six months ended June 30, 1996.
       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased 14.8% to $22.0 million for the six months ended June 30, 1997 from $19.2 million for the six months ended June 30, 1996, largely due to increased acquisition costs, primarily net commission expenses and premium taxes. Also, in 1996, the Company increased the provision for bad debts by $0.3 million.
      Interest Expense. For the six months ended June 30, 1997, interest expense was $0.8 million compared with $0.9 million for the six months of 1996. Interest expense resulted from a term loan used to purchase 1.5 million shares of the Company's common stock in 1995.
      Income Taxes. Income taxes were $0.9 million for the six months ended June 30, 1997, compared with income taxes of $0.5 million for the six months ended June 30, 1996.
      Net Income. Net income was $4.3 million for the six months ended June 30, 1997, compared with $3.8 million for the six months ended June 30, of 1996.
     Liquidity and Capital Resources
      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs, and general and administrative expenses.
      At June 30, 1997, the Company maintained cash and cash equivalents of $19.2 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at June 30, 1997 were held by its subsidiaries.
      Reinsurance recoverables on unpaid losses increased from $137.9 million at December 31, 1996 to $157.8 million at June 30, 1997. Because of the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.
      In September 1995, the Company purchased 1.5 million shares of its common stock from Willis Corroon for a total purchase price of $25.5 million, including related expenses. The Company financed its purchase of such shares through the proceeds of borrowing from commercial lending institutions.
      As a holding company, the Company depends principally on dividends from its insurance company subsidiaries to pay corporate overhead expenses, including principal and interest on its borrowings. These subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. Under the insurance code of Pennsylvania, dividends from Calvert are limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department of Insurance. Under the insurance code of California, dividends from Associated are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the Company's statutory net income for the previous year, without prior approval from the California Department of Insurance.
      The National Association of Insurance Commissioners adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on the guidelines and computations made by the Company in conformity with such guidelines, Associated and Calvert have exceeded the required levels of capital. There can be no assurance that capital requirements applicable to the Company's business will not increase in the future.
      The Company has no present plans to make any significant capital expenditures in the foreseeable future.
      The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.

Effects of Inflation
      There was no significant impact on the Company's operations as a result of inflation during the second quarter of 1997.
However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.

PART II - OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
a) The Annual Meeting of Shareholders of Gryphon Holdings Inc. was held on Thursday, May 8, 1997.
b)     Class  I  Directors  elected  at  the  Annual  Meeting  of
Shareholders:
                       Votes           Votes
                        For           Withheld
Robert M. Baylis       5,670,726        64,350
Hadley C. Ford         5,670,726        64,350
John F. Iannucci       5,670,726        64,350
c) Other Directors of the Registrant whose terms of office continued after the Annual Meeting: Stephen A. Crane, Franklin L.
Damon,   Robert  R.  Douglass,  David  H.  Elliott,  Richard   W.
Hanselman, Joe M. Rodgers and George L. Yeager.
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
a)  Exhibits
Exhibit No.            Description                      Page No.
27           Financial Data Schedule                      15
b) No reports on Form 8-K were filed during the second quarter of 1997.






                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gryphon  Holdings  Inc.
(Registrant)

Date:   August  7, 1997                        Stephen  A.  Crane
                                             /s/ Stephen A. Crane
                              President & Chief Executive Officer

Date:   August 7, 1997                        Robert P.  Cuthbert
                                           /s/ Robert P. Cuthbert
                  Senior Vice President & Chief Financial Officer
                                         (Principal Financial and
                                              Accounting Officer)