Form 10-Q
period 1997-09-30
GRYPHON HOLDINGS INC
filed 1997-11-10
CIK 912558

1

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

            For Quarter Ended September 30, 1997
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

     Class                   Outstanding at September 30, 1997
Common stock, par value $.01            6,688,340





                    Gryphon Holdings Inc.
                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                              Page

Item 1.   Financial  Statements
             Consolidated Balance Sheets at
             September 30, 1997 and December 31, 1996          3

             Consolidated  Statements of Income
             for the three and nine months ended
             September 30, 1997 and 1996                       4

             Consolidated Statements of Cash Flows
             for the nine months ended
             September 30, 1997 and 1996                       5

             Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations     9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    13
Signatures                                                    13

EXHIBIT 27
Financial Data Schedule                                       14




















           Gryphon Holdings Inc. and Subsidiaries

                 Consolidated Balance Sheets
                                          September 30,   December 31,
                                              1997           1996
Assets                                      (Dollars in thousands)
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 9/30/97 - $268,870;
   12/31/96 - $274,515)                   $275,600   $280,164
 Short-term investments, at cost,
   which approximates market                   307        307
Total investments                          275,907    280,471
Cash and cash equivalents                   29,552     23,398
Accrued investment income                    3,647      3,919
Premiums receivable                         17,246     18,509
Reinsurance recoverable on paid losses      24,445     14,326
Reinsurance recoverable on unpaid losses   162,590    137,952
Prepaid reinsurance premiums                13,622     18,965
Deferred policy acquisition costs           13,646     12,415
Deferred income taxes                        9,777     10,282
Other assets                                 9,019      6,747
Total assets                              $559,451   $526,984

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss
  adjustment expenses                     $343,782   $309,259
 Unearned premiums                          66,385     68,683
Total policy liabilities                   410,167    377,942
Reinsurance balances payable                12,267     16,207
Income taxes payable                         1,444         55
Long-term debt                              22,000     24,625
Other liabilities                            9,311     13,019
Total liabilities                          455,189    431,848
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value;
   1,000,000 shares authorized;
   none issued or outstanding
 Common stock, $.01 par value;
   15,000,000 shares authorized;
   8,148,050 shares issued                      81         81
 Additional paid-in capital                 30,753     30,847
 Foreign currency translation
  adjustment, net of tax                      (228)      (219)
 Net unrealized investment gains, net of tax 4,370      3,672
 Deferred compensation                        (226)      (257)
 Retained earnings                          94,306     86,271
 Treasury stock, at cost;
   shares 1997:1,459,710; 1996:1,487,075   (24,794)   (25,259)
Total stockholders' equity                 104,262     95,136
Total liabilities and stockholders' equity$559,451   $526,984

See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.









           Gryphon Holdings Inc. and Subsidiaries

              Consolidated Statements of Income


                            Three months ended  Nine months ended
                               September 30,      September 30,
                              1997      1996     1997      1996
                              (Dollars and shares in thousands,
                                   except per-share data)

Revenues
Gross premiums written       $37,290   $44,807   $113,688   $118,743
Net premiums written          28,223    28,165     79,855     71,963

Net premiums earned           27,783    22,292     76,801     65,423
Net investment income          4,344     4,065     12,829     12,145
Realized gains on investments  2,601         4      2,630        616
Other income                     296       389        794        944
Total revenues                35,024    26,750     93,054     79,128

Expenses
Losses and loss
  adjustment expenses         17,895    13,958     47,862     41,913
Underwriting, acquisition,
  and insurance expenses      11,712    10,099     33,730     29,285
Interest expense                 398       444      1,228      1,317
Total expenses                30,005    24,501     82,820     72,515

Income before income taxes     5,019     2,249     10,234      6,613

Provision for income taxes (benefit):
  Current                        872       262      2,070      1,214
  Deferred                       450         1        129       (429)
Total income taxes             1,322       263      2,199        785
                              ______    ______     ______     ______
Net income                    $3,697    $1,986     $8,035     $5,828

Net income per-share data
Net  income                    $0.55     $0.30     $1.20       $0.88

Weighted average shares
  outstanding                  6,688     6,660     6,680       6,655



See accompanying notes to consolidated financial statements.
These statements are subject to year-end audit.











           Gryphon Holdings Inc. and Subsidiaries

            Consolidated Statements of Cash Flows

                                    Nine months ended September 30,
                                            1997        1996
                                         (Dollars in thousands)
  Operating activities

  Net income                             $8,035       $5,828
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
    Increase in net policy liabilities    2,811       23,744
    Decrease (increase) in
     premiums receivable                  1,263       (4,946)
    Increase in deferred
     policy acquisition costs            (1,231)      (1,461)
    Deferred income tax provision           129         (429)
    Decrease (increase) in other
     assets and liabilities              (4,160)       2,313
    Amortization and depreciation           573          445
    Amortization of bond discount, net      352          736
    Realized gains on investments        (2,630)        (616)
    Decrease in reinsurance
     balances payable                    (3,940)      (9,117)
    (Increase) decrease in accrued
     investment income                      272          (89)
  Net cash provided by
   operating activities                   1,474       16,408

  Investing activities

  Sales of fixed maturities             304,542      183,008
  Purchases of fixed maturities        (298,471)    (204,130)
  Maturities or calls of fixed maturities 1,800        2,200
  Capital expenditures                     (959)      (1,950)
  Net cash provided by (used in)
   investing activities                   6,912      (20,872)

  Financing activities

  Principal payment on long-term debt    (2,625)
  Issuance of common stock                  342           69
  Deferred compensation                      60           48
  Net cash provided by (used in)
   financing activities                  (2,223)         117

  Effect of exchange rate changes on cash    (9)           7

  Increase (decrease) in cash
   and cash equivalents                   6,154       (4,340)
  Cash and cash equivalents
   at beginning of period                23,398       27,337
  Cash and cash equivalents
   at end of period                     $29,552      $22,997

  Supplemental disclosure of cash flow information

    Income taxes paid                      $530       $1,701
    Interest paid                         1,228        1,317

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

      The major components of net investment income are summarized as follows:

                          For the three months  For the nine months
                          ended September 30,   ended September 30,
                          1997        1996      1997        1996
                                 (Dollars in thousands)
Fixed maturities          $4,151    $4,007      $12,212    $12,057
Cash, cash equivalents
  and short-term investments 441       279        1,353        869
Total investment income    4,592     4,286       13,565     12,926
Less related expenses        248       221          736        781
Net investment income     $4,344    $4,065      $12,829    $12,145

      The gross realized gains and losses from sales of fixed income securities are as follows:

                          For the three months  For the nine months
                          ended September 30,   ended September 30,
                          1997        1996      1997        1996
                                  (Dollars in thousands)
Gross realized gains       $2,711        $244    $3,879      $2,150
Gross realized losses        (110)       (240)   (1,249)     (1,534)
Net realized gain on sales $2,601          $4    $2,630        $616

      At September 30, 1997 and December 31, 1996, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                         Gross      Gross      Estimated
                              Amortized  Unrealized Unrealized Fair
                                 Cost    Gains      Losses     Value
                                       (Dollars in thousands)
September 30, 1997
U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                   59,613     738     (11)   60,340
Debt securities issued by
   foreign governments             5,763     156      (1)    5,918
Tax-exempt obligations of states and
   political subdivisions        113,659   4,709     (18)  118,350
Mortgage-backed securities        54,620     674     (32)   55,262
Corporate securities              35,215     630    (115)   35,730
                                 268,870   6,907    (177)  275,600
Short-term investments               307                       307
                                $269,177  $6,907   $(177) $275,907

                                          Gross    Gross      Estimated
                             Amortized  Unrealized Unrealized  Fair
                                Cost      Gains    Losses      Value
                                      (Dollars in thousands)
December 31, 1996
U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                  $55,845    $826    $(87)  $56,584
Debt securities issued by
   foreign governments             5,747     186     (10)    5,923
Tax-exempt obligations of states and
   political subdivisions        141,686   4,718     (69)  146,335
Mortgage-backed securities        43,381     294    (214)   43,461
Corporate securities              27,856     345    (340)   27,861
                                 274,515   6,369    (720)  280,164
Short-term investments               307                       307
                                $274,822  $6,369   $(720) $280,471

4.   Long-Term Debt

      In September 1995, the Company purchased 1.5 million shares of its common stock beneficially owned by Willis Corroon Group plc for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term-loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of September 30, 1997, the weighted average interest rate was 6.89 %, and the fair value of the loan approximated the carrying value.

     Principal payments due on the term loan are as follows:

                                          Principal Amount
Year ending December 31,               (Dollars in thousands)
     1997                                      $875
     1998                                     3,625
     1999                                     4,125
     2000                                     4,625
     2001                                     5,000
     Thereafter                               3,750
       Total                                $22,000

     In October of 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of September 30, 1997, the fair value of the interest rate swap approximated the carrying value.

5.   Earnings Per Share

      Earnings per common share are based on the average number of shares outstanding during each period; the exercise of outstanding stock options would have no significant dilutive effect on earnings per share.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which will be effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 establishes standards for computing and presenting earnings per share. Primary earnings per share will be replaced with basic earnings per share and calculated by dividing income available to common stockholders by weighted average number of outstanding common shares during the period. Fully diluted earnings per share will be replaced by diluted earnings per share and calculated by including additional common shares that would have been outstanding if potential dilutive shares had been issued during the period. The adoption of SFAS No. 128 will have no material effect on the calculation of the Company's earnings per share.

6.   Recent Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes  standards  for  the  reporting  and  presentation  of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

7.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended September 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1996 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.

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

Results of Operations

Third quarter of 1997 Compared with the Third quarter of 1996

      Gross Premiums Written. Gross premiums written were $37.3 million for the third quarter of 1997, compared with $44.8 million for the third quarter of 1996. In 1997, the Company's gross premiums written decreased due to business lost as a result of premium rate competition, which has affected the following lines of business: a $2.6 million decrease in other property, primarily in the Company's national accounts business; a $2.4 million decrease in casualty premiums; a $2.1 million decrease in Difference in Conditions (DIC) premiums; and a $0.5 million decrease in commercial automobile premiums.

      Net Premiums. Net premiums written were $28.2 million for the third quarter of 1997 compared with $28.2 million for the third quarter of 1996. Net premiums written were favorably affected in 1997 as a result of a new reinsurance program, which reduced reinsurance premiums ceded by increasing net retentions to $500,000 per risk in most lines of business. Net premiums in the third quarter of 1997 were also increased by a premium adjustment on a reinsurance contract. The benefit of the reduced reinsurance premiums ceded was offset by the effect of a decrease in gross written premiums, which was caused by the competitive premium rate conditions in the property and casualty marketplace.

      Net premiums earned increased 25% to $27.8 million for the third quarter of 1997 from $22.3 million for the third quarter of 1996, as a result of increased net retentions, a reinsurance premium adjustment and reduced reinsurance premiums ceded from the Company's new reinsurance program, effective in the fourth quarter of 1996.

     Net Investment Income. Net investment income increased 7% to $4.3 million for the third quarter of 1997 from $4.1 million for the third quarter of 1996. In 1997, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the third quarter of 1996.

      Net Realized Gains on Investments. In the third quarter of 1997, the Company realized a net gain of $2.6 million, compared to a net gain of four thousand dollars in the third quarter of 1996. Portfolio sales were effected in the third quarter of 1997 to optimize the mix of taxable and tax-exempt investments.

      Other Income. For the third quarter of 1997, the Company's other income was $0.3 million, compared with $0.4 million for the third quarter of 1996. The Company receives underwriting management fees for DIC business underwritten on behalf of a companion carrier. This income decreased in the third quarter of 1997 due to competitive market conditions.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 28% to $17.9 million for the third quarter of 1997 from $14.0 million for the third quarter of 1996, due to increased earned premium exposures and reserve increases of $1.4 million for prior period development in the casualty, commercial automobile and other property lines of business. In 1996, the Company strengthened reserves by $1.8 million with respect to a truck leasing program and a used car dealers program, each discontinued during 1995. Losses and loss adjustment expenses were 64.4% of net premiums earned in the third quarter of 1997, compared with 62.6% in the third quarter of 1996.

        Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased 16% to $11.7 million for the third quarter of 1997 from $10.1 million for the third quarter of 1996, largely due to increased acquisition costs, primarily net commission expenses.

      Interest Expense. For the third quarter of 1997, interest expense was $0.4 million compared with $0.4 million for the third quarter of 1996. Interest expense resulted from a term loan used to purchase 1.5 million shares of the Company's common stock in 1995.

      Income Taxes. The Company recorded a tax expense of $1.3 million in the third quarter of 1997, compared with $0.3 million for the third quarter of 1996.

      Net  Income.   Net  income was $3.7 million  for  the  third
quarter of 1997, compared with $2.0 million for the third quarter of 1996.

Nine months Ended September 30, 1997 Compared with the Nine months Ended September 30, 1996

      Gross Premiums Written. Gross premiums written were $113.7 million for the nine months ended September 30, 1997, compared with $118.7 million for the nine months ended September 30, 1996. In 1997, the Company's gross premiums written decreased due to business lost as a result of premium rate competition, which has affected the following lines of business: a $5.7 million decrease in other property, primarily in the Company's national accounts business; a $0.8 million decrease in casualty premiums; a $0.5 million decrease in Difference in Conditions (DIC) premiums; and a $0.4 million decrease in commercial automobile premiums. Such decreases were partially offset by a $1.3 million increase in Architects' and Engineers' coverages, due to expanded marketing and enhanced coverages offered, and a $0.9 million increase in specialty programs.

      Net Premiums. Net premiums written increased 11% to $79.9 million for the nine months ended September 30, 1997 from $72.0
million  for  the  nine  months ended  September  30,  1996.   Net
premiums written increased as a result of a new reinsurance program, effective in the fourth quarter of 1996, which reduced reinsurance premiums ceded by increasing net retentions to $500,000 per risk in most lines of business. The increase was offset by the affect of the decrease in gross written premiums, which was caused by the competitive rate conditions in the property and casualty marketplace.

      Net premiums earned increased 17% to $76.8 million for the nine months ended September 30, 1997 from $65.4 million for the nine months ended September 30, 1996, as a result of increased net retentions and reduced reinsurance premiums ceded from the Company's new reinsurance program, effective in the fourth quarter of 1996.

     Net Investment Income. Net investment income increased 6% to $12.8 million for the nine months ended September 30, 1997 from
$12.1 million for the nine months ended September 30, 1996. In 1997, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the nine months ended September 30, 1996.

      Net Realized Gains on Investments. In the nine months ended September 30, 1997, the Company realized a net gain of $2.6 million, compared to a net gain of $0.6 million in 1996. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

      Other Income. For the nine months ended September 30, 1997, the Company's other income was $0.8 million, compared with $0.9 million for 1996. The Company receives underwriting management fees for DIC business underwritten on behalf of a companion carrier. This income decreased in 1997 due to competitive market conditions.

      Losses  and  Loss  Adjustment  Expenses.   Losses  and  loss
adjustment  expenses increased 14% to $47.9 million for  the  nine months ended September 30, 1997 from $41.9 million for the nine months ended September 30, 1996, primarily due to increased earned premium exposures and reserve increases for prior period development in the casualty, commercial automobile and other property lines of business. In 1996, the Company strengthened reserves by $4.4 million with respect to a truck leasing program and a used car dealers program, each discontinued during 1995. Losses and loss adjustment expenses were 62.3% of net premiums earned in the nine months ended September 30, 1997, compared with 64.1% in the nine months ended September 30, 1996.

        Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses increased 15% to $33.7 million for the nine months ended September 30, 1997 from
$29.3 million for the nine months ended September 30, 1996, largely due to increased acquisition costs, primarily net commission expenses.

      Interest Expense. For the nine months ended September 30, 1997, interest expense was $1.2 million compared with $1.3 million for the nine months of 1996. Interest expense resulted from a term loan used to purchase 1.5 million shares of the Company's common stock in 1995.

      Income Taxes. Income taxes were $2.2 million for the nine months ended September 30, 1997, compared with income taxes of $0.8 million for the nine months ended September 30, 1996.

      Net Income. Net income was $8.0 million for the nine months ended September 30, 1997, compared with $5.8 million for the nine months ended September 30, of 1996.

     Liquidity and Capital Resources

      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs, and general and administrative expenses.

      At September 30, 1997, the Company maintained cash and cash equivalents of $29.6 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at September 30, 1997 were held by its subsidiaries.

      Reinsurance recoverables on unpaid losses increased from $137.9 million at December 31, 1996 to $162.6 million at September 30, 1997. Because of the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.

      Net cash provided by operating activities declined to $1.5 million for the first nine months of 1997 from $16.4 million for the first nine months of 1996, primarily due to an increase in gross claims payments during the period. Such payments will be recoverable from reinsurers in subsequent periods.

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

      The  Company  regularly   evaluates  opportunities  for  the
acquisitions of books of business,of specialty insurance companies or companies in related businesses and for business combinations or joint ventures with other specialty insurance companies. There can be no assurance, however, that any suitable business opportunities will arise. In the event that such opportunities do arise, the Company may incur indebtedness for borrowed money in connection with the consummation of any such transaction. Such indebtedness, under certain circumstances could adversely affect the Company's liquidity and capital resources.

     The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.

Effects of Inflation

      There was no significant impact on the Company's operations as a result of inflation during the third quarter of 1997. However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
Exhibit No.           Description                      Page No.
27                    Financial Data Schedule            14

b) No reports on Form 8-K were filed during the third quarter of 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gryphon  Holdings   Inc.
                                               (Registrant)

Date:  November  10, 1997               /s/ Stephen  A.  Crane
                                        Stephen A. Crane
                                President & Chief Executive Officer

Date:  November  10, 1997               /s/ Robert   P.  Cuthbert
                                        Robert P. Cuthbert
                                Senior Vice President &
                                Chief Financial Officer
                               (Principal Financial and
                                Accounting Officer)