Form 10-K
period 1997-12-31
GRYPHON HOLDINGS INC
filed 1998-03-30
CIK 912558

-ii-


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 3, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $101,191,379.

  As  of  March 3, 1998, the number of shares outstanding of  the
Registrant's  Common  Stock,  par  value  $.01  per  share,   was
6,696,381.

              DOCUMENTS INCORPORATED BY REFERENCE
  Proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, which is incorporated into Part III of this Form 10-K.

                            FORM 10-K

                        TABLE OF CONTENTS

                                                             Page

Part I

Item 1.   Business                                             1
Item 2.   Properties                                          21
Item 3.   Legal Proceedings                                   21
Item 4.   Submission of Matters to a Vote of Security Holders
21

Part II

Item 5.   Market for Company's Common Equity and
            Related Stockholder Matters                       22
Item 6.   Selected Consolidated Financial Data                22
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations     24
Item 8.   Financial Statements and Supplementary Data         30
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure               30

Part III                                                      31

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                               31
                                 PART I

              ITEM 1.  BUSINESS.

      (a)  General Development of Business.

         Gryphon   Holdings  Inc.  ("Gryphon"  or  the  "Company")   was
incorporated under the laws of the State of Delaware in 1983. The Company is a holding company that operates through its main subsidiary, Gryphon Insurance Group ("GIG"), as a specialty property and casualty underwriting organization. The Company's wholly owned insurance company subsidiaries are Associated International Insurance Company ("Associated") and Calvert Insurance Company ("Calvert"). Associated, a California-domiciled insurance corporation, is an admitted carrier in California and an approved excess and surplus lines insurer in 48 other states. Calvert, a Pennsylvania-domiciled insurance corporation, is admitted in all states, the District of Columbia and Canada and all of its provinces.

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

        In February 1998, the Company agreed to acquire The First Reinsurance Company of Hartford ("FRH") and certain affiliated entities from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

        The purchase consideration of $43.6 million consists of $31.9 million of cash and $11.7 million fair value of a new issue of Gryphon perpetual convertible preferred stock. The preferred stock, which will have a face amount of $14.4 million, will be convertible into 643,672 shares of the Company's common stock, reflecting a conversion price of $22.44 per share. No cash dividends will be paid or owed during the first four and one-half years; a cash dividend at the rate of 4.0% of the face amount will be paid thereafter. The preferred shares, which are non-callable for three years, have no sinking fund or mandatory redemption features. In connection with the transaction, Gryphon intends to enter into a $55 million credit facility with a group of financial institutions, the proceeds of which will be used to pay the cash portion of the purchase price and to repay existing bank borrowings.

        The GAAP shareholders' equity of FRH at December 31, 1997 was approximately $35 million. Its statutory surplus at that date was approximately $31 million. FRH is currently rated A- (excellent) by A.M. Best.

        The transaction, which is subject only to regulatory approvals and other customary conditions, is expected to close during the second quarter of 1998.

Business Plan

        Since January 1, 1996, the Company has pursued a business plan that has emphasized a more coordinated and integrated approach to the businesses of its two major underwriting subsidiaries. Through this strategy, the Company has endeavored to better utilize the complementary state licensing of the subsidiaries by making available to all underwriting personnel of the Company the policy issuance capability of either its admitted insurance company subsidiary, Calvert, or its non-admitted subsidiary, Associated. In addition, the Company has attempted to enhance the effectiveness of its smaller subsidiary, Calvert, by making available to it the financial resources of the Company's larger subsidiary, Associated.

        In pursuit of these objectives, the Company implemented two significant changes, effective January 1, 1996. On that date, all of the operating-level personnel previously employed by Associated and Calvert became employees of GIG, a new management and service subsidiary. The consolidation into a single company has created a more efficient organization, has facilitated a more uniform approach to underwriting and related operations, with freer access to either issuing company, and has encouraged a single-company culture. Secondly, the Company has put into place a pooling arrangement between Associated and Calvert through which the financial resources of the two subsidiaries are, in effect, combined into one larger and stronger entity. This arrangement has enhanced various operating ratios and facilitated the use of higher net retentions in most lines of business.

Underwriting Strategy

         The Company seeks to optimize underwriting profitability regardless of market conditions by providing specialty insurance products to small and medium-sized commercial insureds. Using its expertise in specialty lines of insurance, the Company endeavors to maintain adequate pricing by exercising underwriting discipline, particularly during times of excess underwriting capacity and greater competition among insurers. The principal elements of this strategy are set forth below.

             Focus on Specialty Lines. The Company focuses on specialty lines of insurance where the Company expects that its particular expertise in evaluating and pricing risks will give it a competitive advantage. By underwriting a variety of specialty insurance programs, the Company diversifies its risk among lines of insurance.

                 Underwriting Discipline. The Company seeks to write insurance at prices and terms that it believes will generate overall underwriting profits. In underwriting, the Company typically reviews the type of risk, the attractiveness of the pricing and terms relative to the risk and the Company's aggregate exposure to similar risks.

                 Opportunistic Approach. The Company changes its mix of business as market conditions change and opportunities arise. The Company generally emphasizes insurance products that have greater potential for underwriting profitability. The Company avoids underwriting a line of business if the line cannot be priced profitably. The Company does not emphasize market share.

                 Commitment to Service. The Company focuses on providing consistent, high quality service to its insurance producers and
     insureds  in  both underwriting and claims handling.   The  Company
     believes its producers and insureds benefit from the extensive experience of its underwriting and claims personnel.

                  Use of Sophisticated Computer Modeling Techniques. In addition to employing standard insurance underwriting techniques, the Company's DIC underwriters utilize the Insurance/Investment Risk Assessment System ("IRAS"), a sophisticated computer model which estimates the probable maximum loss ("PML") from earthquakes of varying frequency and severity, to quantify the risk of and assist in determining the price and terms of coverage. The Company also uses IRAS on an ongoing basis to monitor aggregate earthquake exposure.

                  Emphasis on Relationships with Producers. The Company utilizes select wholesale producers, including general agents and excess and surplus lines brokers, to distribute its insurance products, expand market reach and provide specialized knowledge of particular coverages, markets and customers. The Company generally seeks to be a substantial underwriter for its producers, in order to enhance the likelihood of receiving the most desirable underwriting opportunities.

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

       (c)  Narrative Description of Business.

Principal Business Lines and Products

       The following tables set forth the gross and net premiums written by principal lines of business of the Company for the periods indicated:

                       Gross Premiums Written by Principal
                               Lines of Business
                            (Dollars in thousands)
                            Year Ended December 31,

                    1997             1996            1995             1994             1993
              Premiums Percent Premiums Percent Premiums Percent Premiums Percent Premiums Percent
Lines of Business
Architects' & Engineers'
  Liability   $17,704  12.1%   $17,843  11.4%   $14,452  9.2%    $15,910  11.4%   $16,677   14.9%
Casualty       28,549  19.6     29,234  18.6     26,902  17.2    21,286   15.3     20,003   17.9
Commercial
  Automobile   18,727  12.8     18,337  11.7     18,580  11.8    14,258   10.3      3,201    2.9
Difference in
  Conditions   36,572  25.0     38,500  24.5     45,213  28.8    43,259   31.1     34,035   30.5
Other Property 15,962  10.9     24,192  15.4     27,601  17.6    18,424   13.2     13,159   11.8
Specialty Lines28,612  19.6     28,831  18.4     24,232  15.4    26,014   18.7     24,588   22.0
Total        $146,126 100.0%  $156,937 100.0%  $156,980 100.0  $139,151  100.0%  $111,663  100.0%

                             Net Premiums Written by Principal
                                     Lines of Business
                                  (Dollars in thousands)
                                  Year Ended December 31,
                    1997             1996             1995             1994             1993
              Premiums Percent Premiums Percent Premiums Percent Premiums Percent Premiums Percent
Lines of Business
Architects' & Engineers'
  Liability   $13,096  13.1%   $12,884  13.6%   $10,576  11.7%   $11,381  16.5%   $12,302  19.8%
Casualty       21,005  20.9     20,775  22.0     17,266  19.2     14,613  21.1     12,861  20.7
Commercial
  Automobile   14,904  14.9     13,947  14.7     13,111  14.5      6,022   8.7      2,341   3.7
Difference in
  Conditions   17,639  17.6     20,238  21.4     22,497  25.0     17,247  24.9     18,008  29.0
Other Property 15,102  15.0      9,843  10.4     10,454  11.6      4,916   7.1      3,724   6.0
Specialty Lines18,588  18.5     16,920  17.9     16,271  18.0     15,008  21.7     12,931  20.8
Total        $100,334 100.0%   $94,607 100.0%   $90,175 100.0%   $69,187 100.0%   $62,167 100.0%


        Architects' and Engineers' Liability. A&E insurance protects architects, engineers and other design professionals against liability to third parties due to the insured's negligence. A&E policies are written by the Company exclusively as claims-made coverage. A&E policies written by the Company protect insureds for up to $5 million.

          The Company generally concentrates on smaller architectural and engineering firms (i.e., those with $10 million or less in annual billings) where the principals actively participate in the operations of the business. Based upon gross premiums written, approximately 50.5% and 49.0% of the A&E insurance was written for firms located in California for the years ended December 31, 1997 and 1996, respectively.

        The Company has generated its A&E business exclusively through Risk Administration & Management Company ("RAMCO") for over 10 years. RAMCO has been granted binding authority, subject to A&E underwriting guidelines specified by the Company. The Company may cancel any policy, subject to applicable insurance regulations, if it is inconsistent with such guidelines. All A&E claims are handled by RAMCO with oversight by the Company. The Company conducts semi-annual audits of RAMCO's underwriting files and reviews claims with RAMCO on a quarterly basis.

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

        Other Property. The Company's other property coverage consists primarily of monoline fire and all-risk business packages, inland marine and plate glass insurance written on either a primary or an excess and surplus basis. The Company also writes course-of-construction coverage on engineering projects, and utilities coverage including transmission lines.

        Specialty  Lines.   Other  specialty  insurance  products
provided by the Company include liquor liability insurance, animal mortality insurance, special events insurance (for events such as concerts and contests), directors' and officers' liability insurance for "not-for-profit" organizations, fiduciary liability insurance for pension fund trustees, public officials liability and miscellaneous errors and omissions. The Company has expanded its specialty lines business to diversify its risk exposure.

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

       Gross premiums written in the State of California amounted to approximately 40.9% and 43.7% of the aggregate gross premiums written by the Company for the years ended December 31, 1997 and 1996, respectively. Gross premiums written in any other state did not exceed 10% of gross premiums written during 1997 or 1996.

       Management emphasizes quality service in all phases of its operations and believes that this approach has enabled the Company to maintain strong relationships with its producers. To deliver prompt service while ensuring consistent disciplined underwriting, the Company has granted selected general agents the authority to sell and bind insurance coverages in accordance with detailed procedures and limitations established by the Company. The Company promptly reviews coverages bound by these agents, decides whether the insurance is written in accordance with such procedures and limitations and may cancel policies that are not in compliance with such procedures and limitations. Approximately 39.9% and 35.6% of the Company's gross premiums for the years ended December 31, 1997 and 1996, respectively, were produced by general agents with binding authority.

Underwriting

       The Company employs a disciplined approach to underwriting to achieve an overall underwriting profit, even if it is necessary to limit premium growth at times.

         At December 31, 1997, the Company's thirty-two underwriters had an average of 18 years of underwriting experience. By focusing on specialized classes of insurance, the Company is able to take advantage of its underwriters' experience to underwrite complicated insurance risks on a case-by-case basis. In accepting risks, each underwriter is required to comply with risk parameters, retention limits and rates prescribed by the Company. Compensation of senior underwriters depends in part on the profitability of the lines of business for which they are responsible.

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

Claims Management and Administration

         In accordance with its emphasis on underwriting profitability, the Company has an active approach to claims management that is designed to investigate claims as soon as practicable, manage and anticipate developments and service producing brokers and insureds throughout the process. The Company maintains an experienced claims management staff at each of its major offices, with eleven claims examiners in Woodland Hills, California and seven claims examiners in Hoboken, New Jersey.

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

Reserves

        The Company's loss reserves are estimates of amounts that may be needed in the future to pay losses as well as expenses related to the final adjustment of those losses. Reserves for losses and LAE have been estimated by the Company utilizing its own historical experience as well as that of the industry. These estimates include two components: case reserves and incurred but not reported reserves ("IBNR"). Case reserves are estimates of losses and LAE for reported claims and are established by the Company's claims departments. IBNR reserves, include a provision for losses that have occurred but have not been reported to the Company, are the difference between (i) the sum of case reserves and paid losses and (ii) estimated ultimate incurred losses. Ultimate incurred losses are an estimate of total losses and LAE necessary for the ultimate settlement of all reported claims, including amounts already paid and IBNR claims. The Company engages independent actuarial consultants to perform periodic loss and LAE reserve analyses.

        The Company's management believes its loss and LAE reserves are adequate for the ultimate net cost of all losses incurred by the Company. The Company does not discount its reserves. The Company will continue to make additional adjustments to loss and LAE reserve calculations based on additional analyses and information as available. Notwithstanding the foregoing, the Company can give no assurances as to the ultimate adequacy of current reserves for losses or LAE, or that additional development will not occur in the future since the process of establishing and estimating loss and LAE reserves is, by its nature, imprecise.

        The following loss and LAE development table illustrates the change over time of reserves established for property-liability losses and LAE at the end of various calendar years. The amounts shown for each year on the top line of the table represent the Company's estimate of its gross liability for future payments of losses and LAE as of the balance sheet date as originally reported. The next line represents the amount of ceded reserves recoverable from reinsurers for losses and LAE for the same period, followed by the net losses and LAE unpaid on the Company's business. The upper half of the table includes re-estimates of the original balance sheet net liability for unpaid losses and LAE at the end of each period following the original report date. The estimates change as more information is known about the frequency and severity patterns of claims for each year. A redundancy (deficiency) exists when the reserve as originally reported is greater (less) than the amount re-estimated at each December 31. The cumulative redundancy (deficiency) depicted in the table for a particular calendar year shows the aggregate change in estimates over the period of years subsequent to the original calendar year. As of December 31, 1997, the cumulative deficiency of $6,793,000 results principally from additional loss and LAE development, related to a pre-1985 book of Casualty business and certain pre-1987 reinsurance-assumed business, both previously discontinued.

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

      Analysis of Loss and Loss Adjustment Expense Development
                      (Dollars in thousands)
                                   December 31,
                       1987     1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
Gross liability for
 unpaid losses and LAE $109,557 $115,796 $151,952 $163,818 $201,057 $231,415 $275,660 $315,691 $308,886 $309,259 $328,911
Deduct: reinsurance
 recoverable on unpaid
 losses and LAE          58,396   57,097   83,574   77,334   87,927  104,352  133,783  169,889  152,975  137,952  140,810
Net liability for unpaid
 losses and LAE         $51,161  $58,699  $68,378  $86,484 $113,130 $127,063 $141,877 $145,802 $155,911 $171,307 $188,101
Liability re-estimated as of:
One year later           49,839   61,040   67,584   83,630  111,197  125,372  133,367  146,194  160,209  178,100
Two years later          52,808   58,037   66,774   82,672  110,056  118,354  128,675  143,131  167,572
Three years later        51,360   57,297   66,244   82,271  102,436  114,577  123,942  151,120
Four years later         51,188   56,583   65,745   76,339   98,812  110,989  131,942
Five years later         52,219   55,042   61,067   72,766   96,907  118,049
Six years later          50,122   51,921   58,220   71,686  103,176
Seven years later        48,719   48,290   58,509   77,009
Eight years later        45,261   50,370   65,004
Nine years later         48,154   57,036
Ten years later          54,879

Cumulative redundancy
    (deficiency)        $(3,718) $ 1,663  $ 3,374  $ 9,475  $ 9,954   $9,014 $  9,935 $(5,318) $(11,661)$(6,793) $      0
Cumulative liability paid as of:
One year later          $ 9,321  $ 8,854  $ 8,253  $ 2,692  $16,014  $16,692 $ 24,152 $28,911  $ 30,784 $40,289
Two years later          16,078   13,539   11,135   12,648   27,223   34,302   42,402  47,380    59,628
Three years later        20,020   15,143   17,906   20,788   39,657   45,587   53,752  65,835
Four years later         20,936   18,221   21,485   28,381   46,314   52,959   64,708
Five years later         23,453   19,748   26,127   33,633   51,038   60,471
Six years later          23,847   22,641   29,941   36,714   57,125
Seven years later        25,571   25,814   32,322   42,079
Eight years later        28,348   27,552   37,249
Nine years later         29,682   32,332
Ten years later          34,084

          Prior to 1985, the Company wrote casualty insurance coverage at high attachment levels on an excess-of-loss basis. The Company's net retention was generally $50,000 per risk on such coverage. As was customary for the insurance industry at that time, such policies sometimes included exposure to sudden and accidental, as well as cumulative, environmental impairment and asbestos-related risks that involve significant unresolved issues regarding liability, policy coverage and other matters. Given the nature of this business, the pre-1985 casualty book of business has an extremely long tail, creating uncertainty in the estimation of ultimate losses to be paid. The Company generally establishes reserves for such claims if it believes that the attachment level of such policies is likely to be reached.

          The Company's reserves also reflect certain facultative and treaty casualty and professional liability reinsurance
assumed (written) prior to 1985.   The inherent uncertainties in
estimating reserves are greater for reinsurance than for primary insurance due to the diversity of the development patterns among different types of reinsurance contracts, the longer period between the occurrence of a claim and the reporting of such claim to the reinsurer, the necessary reliance on ceding companies or reinsurance intermediaries for information regarding reported claims and different reserving practices among ceding companies. A reinsurer's internal data is often supplemented by industry data to provide the basis for reserve analysis. Thus, management's judgments about the applicability of industry data to the Company's reinsurance assumed business add an additional
element of uncertainty to the reserving process.   The Company no
longer writes this business.

         The insurance industry experienced a number of reinsurance company failures in the 1980's and certain of the Company's treaty reinsurers relating to the pre-1985 book of casualty business have become insolvent or are financially impaired. The Company has written off or reserved for all debts due from insolvent companies and all receivables for paid losses and LAE and reserves ceded to companies it
believes to be financially impaired.   The Company remainsliable to its
policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. In addition, as is often the case in the normal course of business, the Company is involved in disputes
with reinsurers regarding certain loss recoverables.   Although the
Company believes that such issues will be resolved in the Company's favor, there can be no assurance that the Company will prevail; an unfavorable resolution could have a material effect on the Company's financial statements.

         Since 1985, the Company has changed the type of casualty insurance it writes and the risks it covers and has amended the policy forms it uses to expressly exclude from the coverage any risks directly associated with pollution and asbestos.

          Associated revised its casualty coverage to meet the severity of loss requirements of commercial insureds by providing coverage over an SIR together with first layer umbrella and buffer/excess layer policies. The policies generally have minimum SIR's of $50,000 for general liability and $100,000 for commercial automobile. As a result, coverage now attaches at much lower levels and the reporting tail for claims is much shorter than for the pre-1986 book of business. The Company has also developed specialty programs which focus on lower-severity business and, in addition, writes A&E coverage only on a claims-made basis and includes defense costs within A&E policy limits.

         The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three-year period ended December 31, 1997, as computed in accordance with GAAP.

       Reconciliation of Liability for Loss and Loss Adjustment Expenses
                           (Dollars in thousands)

                                                 Year ended December 31,
                                             1997         1996          1995
Gross reserves for losses
  and LAE at the beginning of the year       $ 309,259    $ 308,886     $ 315,691
Ceded reserves for losses and LAE at
 the beginning of the year                     137,952      152,975       169,889
Net reserves for losses and LAE at
  the beginning of the year                    171,307      155,911       145,802
Add: Provision for losses and LAE
  for claims occurring in:
        The current year                        64,222       53,402        50,424
        Prior years                              6,793        4,298           392
           Total net incurred losses and LAE    71,015       57,700        50,816
Less: Losses and LAE payments for claims occurring in:
        The current year                        13,932       11,520        11,796
        Prior years                             40,289       30,784        28,911
           Total net paid losses and LAE        54,221       42,304        40,707
Reserves for net losses and LAE at end of year 188,101      171,307       155,911
Reinsurance recoverable on unpaid losses       140,810      137,952       152,975
Reserves for gross losses
  and LAE at end of year                     $ 328,911    $ 309,259     $ 308,886

         The   following   table   provides  a   reconciliation   of   beginning
and   ending   loss   and  LAE  reserve  balances  of  the  Company   for   each
of the years in the three-year period ended December 31, 1997 for environmental impairment and asbestos-related liabilities.

        Reconciliation of Environmental Impairment and Asbestos-related
                 Liability for Loss and Loss Adjustment Expenses
                         (Dollars in thousands)

                                                        Year ended December 31,
Environmental Impairment Liability                    1997     1996        1995
Gross reserves for losses and LAE
  at the beginning of the year                        $12,981  $   11,938  $   14,200
Ceded reserves for losses and LAE
  at the beginning of the year                          4,177       3,958       5,100
Net reserves for losses and LAE
  at the beginning of the year                          8,804       7,980       9,100
Add: Provision for losses and LAE
  for claims occurring in prior years                    (845)      1,598           3
Less: Losses and LAE payments
  for claims occurring in prior years                   1,159         774       1,123
Reserves for net losses and LAE at end of year          6,800       8,804       7,980
Reinsurance recoverable on unpaid losses                5,200       4,177       3,958
Reserves for gross losses and LAE at end of year      $12,000     $12,981     $11,938


                                                        Year ended December 31,
Asbestos-related Liability                              1997        1996       1995

Gross reserves for losses and LAE
  at the beginning of the year                          $4,121      $1,700     $4,050
Ceded reserves for losses and LAE
  at the beginning of the year                           3,110       1,060      3,350
Net reserves for losses and LAE
  at the beginning of the year                           1,011         640        700
Add: Provision for losses and LAE
  for claims occurring in prior years                      847         583        612
Less: Losses and LAE payments for
  claims occurring in prior years                          143         212        672
Reserves for net losses and LAE at end of year           1,715       1,011        640
Reinsurance recoverable on unpaid losses                 2,500       3,110      1,060
Reserves for gross losses and LAE at end of year        $4,215      $4,121     $1,700

         At   December   31,   1997,  the  reserve  for   unpaid   environmental
impairment   losses   and   related   LAE  was   approximately   $6.8   million,
net of reinsurance recoverables deemed probable of collection by the Company of approximately $5.2 million. The range of gross reserves for unpaid environmental impairment losses and LAE is estimated to be $12.0 million to $20.0 million and the range of reserves, net of reinsurance recoverable, for unpaid environmental impairment losses and LAE is estimated to be approximately $6.8 million to $9.5 million.

          At December 31, 1997, the reserve for unpaid asbestos-related losses and related LAE was $1.7 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $2.5 million. The range of gross reserves for unpaid asbestos-related losses and LAE is estimated to be $4.2 million to $9.4 million and the range of reserves, net
of    reinsurance    recoverable,    for    unpaid    asbestos-related    losses
and   LAE   is   estimated   to   be  approximately   $1.7   million   to   $3.3
million.

         At December 31, 1997, reserves for IBNR losses and LAE for environmental impairment and asbestos-related claims, included in the net reserves above, were $3.5 million and $1.4 million, respectively.

         The range of reserves, net of reinsurance recoverable, for unpaid environmental impairment and asbestos-related losses and LAE is estimated to be approximately $8.5 million to $12.8 million.

         At December 31, 1997 and 1996, the Company had 218 and 232 environmental impairment liability claims, respectively, covering 146 and 154 policyholders, respectively. At December 31, 1997 and 1996, the Company had 72 and 66 asbestos claims, respectively, covering 57 and 53 policyholders, respectively.

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

Investments

          The Company's investment policy has an overall objective of enhancing after-tax return, through allocations among a range
of        investment-grade       securities       having       varying       tax
characteristics, maturities and ratings. The precise allocation varies depending upon investment opportunities, economic conditions and tax considerations. The Company's investment portfolio continues to be professionally managed with emphasis on municipal bonds, U.S. Treasury securities and corporate bonds. As of December 31, 1997, the portfolio had an estimated effective modified duration of approximately 4.8 years.

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

                            Investment Results
                          (Dollars in thousands)
                                                  Year ended December 31,
                                              1997         1996        1995
Average invested assets                       $302,628     $287,210    $263,674
Net investment income                           17,061       16,453      15,839
Realized gains on investments                    6,188        1,203       3,647
Pre-tax yield on average assets (excluding
      realized gains on investments)               5.6%         5.7%        6.0%

           The     following    table    summarizes    the    Company's    fixed
maturity    portfolio,    excluding   short-term    investments,    by    sector
as of December 31, 1997.

                     Fixed Maturity Portfolio by Sector
                         (Dollars in thousands)
                                                          December 31, 1997
                                                Amortized    Percent of   Fair
                                                  Cost          Total    Value
U.S. Government and government agencies         $78,623      28.6%       $  79,268
Debt securities issued by foreign governments     5,857       2.2            5,981
States and political subdivisions               108,194      39.4          112,516
Corporate securities                             34,344      12.5           34,846
Mortgage-backed securities                       47,488      17.3           47,942
Total                                          $274,506     100.0%        $280,553

           The     following    table    summarizes    the    Company's    fixed
maturity portfolio by rating as of December 31, 1997.

                      Fixed Maturity Portfolio by Rating (1)
                             (Dollars in thousands)
                                                       December 31, 1997

                                                      Fair      Percent of
                                                     Value         Total
U.S. Government and government agencies              $  95,579    34.1%
Aaa                                                    106,792    38.1
Aa                                                      35,227    12.4
A                                                       26,586     9.5
Baa                                                     16,369     5.9
Total                                                 $280,553   100.0%

(1) Ratings as assigned by Moody's. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations. Bonds rated Aaa by Moody's are judged to be of the best quality and are considered to carry the smallest degree of investment risk.


           The     following    table    summarizes    the    Company's    fixed
maturity   portfolio   by  years  to  stated  maturity  as   of   December   31,
1997.

                              (Dollars in thousands)
                                                   December 31, 1997
                                                 Fair         Percent of
                                                Value            Total
1 year or less                                  $    286          0.1%
Over 1 year through 5                             66,567         23.7
Over 5 years through 10 years                     97,677         34.8
Over 10 years through 20 years                    27,008          9.6
Over 20 years                                     41,073         14.7
Mortgage-backed securities                        47,942         17.1
Total                                           $280,553        100.0%


          At    December    31,   1997,   investments   in   Federal    National
Mortgage Association securities aggregating approximately $11.8 million represented the only investments in any entity in excess of 10% of stockholders' equity other than those investments issued or guaranteed by the U.S. Government.

         The Company is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. As of December 31, 1997, the Company's investments complied with all such laws and regulations.

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

         The Company cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure. During 1997, 1996 and 1995, the Company ceded premiums of $45.8 million, $62.3 million and $66.8 million, respectively, which constituted 31.3%, 39.7%, and 42.6% respectively, of gross premiums written in each year. Management seeks to mitigate exposure to adverse reinsurance pricing conditions and its credit risk by maintaining a diversity of reinsurers.

            Catastrophe reinsurance protects an insurer from significant aggregate loss exposure arising from a single event such as an earthquake, hurricane, riot, tornado or other extraordinary event. The Company uses IRAS to evaluate its earthquake exposure in connection with purchasing catastrophe reinsurance coverage.

         Effective January 1, 1998, The Company maintains a five-layer catastrophe reinsurance program covering its DIC writings. The catastrophe reinsurance program covers 95% of the annual aggregate amount of property claims up to $143 million per occurrence, subject to a retention of $2.5 million per occurrence. The Company limits its net retention to $100,000 per risk for DIC.

          Most other exposures, including Casualty, A&E, Specialty Lines, Commercial Auto and certain Other Property risks have been consolidated in a three-layer per-event reinsurance program that provides for indemnity of $24.5 million in excess of a net retention of $500,000 per risk. In addition to per-risk coverage, the program provides casualty clash & contingency and certain non-DIC property catastrophe protection on an occurrence basis, subject to the same net retention. Effective December 31,
1997,  the   Company   also  maintains  a  50%  quota   share   protection   to
limit its Commercial Auto exposure to $250,000 per policy.

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

Cyclicality

          Historically, the overall financial performance of the property and casualty industry has tended to fluctuate in cyclical market patterns. These cycles can be more pronounced for insurance companies, such as the Company, that underwrite business on a surplus lines basis. During a soft market, heightened competition for premiums not only increases competition among surplus lines insurers, but also encourages admitted insurers to offer coverages for risks generally underwritten by the surplus lines insurers. During a hard market, the constriction of available capital among admitted carriers, combined with the opportunity for increased underwriting profit in their more traditional lines of business, tends to cause
admitted   carriers   to   reduce   their   underwriting   of   surplus    lines
coverages. This may increase the overall number of risks submitted to the surplus lines insurers and consequently may enhance the opportunity of surplus lines companies to increase premium volume and improve pricing.

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

Year 2000 Compliance

          Recently, there has been significant public discussion regarding the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correctly dates subsequent to December 31, 1999.

          The    Company   has   completed   an   assessment   of    its    core
financial   and   operational   software   systems   and   believes   it will
be in compliance with the requirements necessary to avoid the foregoing "Year 2000" problem. The Company will test these
systems   to   confirm   their   compliance.    If   for   any   reason    these
systems   are   not  in  compliance  by  December  31,  1999,  the   Year   2000
issue   could   have   a   material  impact  on   the   Company's   ability   to
meet    financial    and   reporting   requirements   and   to    support    its
insurance operations.

         The Company is in the process of initiating discussions with significant suppliers, business partners, customers and other third parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no
guarantee   that   the   systems   of   other   companies   that   support   the
Company's   operations   will   be  timely   converted   or   that   a   failure
by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company.

          The   Company   is   currently   assessing   what   changes   may   be
appropriate   in   insurance   coverages   it   currently   markets   in   light
of the Year 2000 problem. In this connection, management is consulting with Insurance Services Offices, Inc. ("ISO") and others regarding possible modifications and/or exclusions to policy forms that could be implemented in connection with future insurance policies that will extend coverage beyond December 31, 1999.

         The costs incurred to date by the Company in connection with its Year 2000 compliance initiative have been nominal, and the Company currently has no indication that the costs associated with any remaining remedial actions in connection with this matter will be material.

Employees

           As     of     December    31,    1997,    the    Company     employed
approximately 141 persons, all in the United States. None of its employees is represented by a labor union, and the Company believes that its employee relations are good.

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

          The    National   Association   of   Insurance   Commissioners    (the
"NAIC") and insurance regulators continue to re-examine existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some
instances,   has   resulted   in   new   interpretations   of   existing    law,
the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, and the adoption of risk-based capital rules. In connection with
its   accreditation   of  states  and  as  part  of  its  program   to   monitor
the   solvency   of   insurance  companies,  the   NAIC   requires   states   to
adopt   model   NAIC  laws  and  regulations  on  specific   topics,   such   as
holding company regulations and the definition of extraordinary dividends. The NAIC has adopted a system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on the NAIC guidelines and computations made by the Company in conformity with such risk-based capital guidelines, Associated and Calvert satisfy the required levels of capital. There can be no assurance, however, that capital requirements applicable to the Company's businesses will not increase in the future.

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

              ITEM 2.  PROPERTIES.

          The Company leases approximately 49,500 square feet of office space, including its corporate headquarters located in New
York,    New    York    and   underwriting   offices   located    in    Woodland
Hills, California and Hoboken, New Jersey. The headquarters in New York, which consists of 3,900 square feet, is leased for a term ending in the year 1999. The Woodland Hills office space consists of 30,275 square feet and is leased for a term ending in the year 2008. The Hoboken office space consists of 13,525
square   feet   and   is  leased  for  a  term  ending   in   the   year   2000.
The Company also leases small regional offices in Grand Rapids, Michigan and Denver, Colorado.

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

                 ITEM    4.     SUBMISSION   OF   MATTERS   TO   A    VOTE    OF
SECURITY HOLDERS.

              None.




                             PART II

                 ITEM    5.    MARKET   FOR   COMPANY'S   COMMON   EQUITY    AND
RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the NASDAQ National Market under the symbol "GRYP". The following table reflects the high and low prices for the quarterly periods during the years ended December 31,1997 and 1996, as furnished by the NASDAQ National Market:

                              1997                    1996
                         High      Low        High      Low
First Quarter          $15 1/4   $13         $20 1/4   $16 7/8
Second Quarter           15 5/8    13 7/8      19 1/2    14 5/8
Third Quarter            17 3/4    15 1/4      15 1/4    12
Fourth Quarter           17 3/4    15 7/8      16        12 1/2

          As    of   February   10,   1998,   there   were   approximately    44
record holders of the Common Stock, which does not include beneficial owners of shares registered in nominee or street name.
The Company has not paid any cash dividends on its Common Stock since its initial public offering (the "Offering") and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's term-loan agreement contains a covenant restricting its ability to declare or pay any cash dividends to its shareholders. Because the Company is a holding company and operates through its subsidiaries, its cash flow and consequent ability to pay dividends are dependent upon the
earnings    of    its    subsidiaries   and   the    distribution    of    those
earnings to the Company. Also, the ability of the Company's subsidiaries to pay dividends to the Company is subject to certain regulatory restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note 9 of Notes to Consolidated Financial Statements.


              ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

          The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for the five years ended December 31, 1997 set forth below are derived from the audited consolidated financial statements of the Company. The selected statutory data have been derived from the financial statements of Associated and Calvert prepared in accordance with statutory accounting practices ("SAP") and filed with insurance regulatory authorities. The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein.


                          Gryphon Holdings Inc.
                   Selected Consolidated Financial Data

                                            Year ended December 31,
                                 1997       1996       1995       1994       1993
                          (Dollars and shares in thousands, except per-share amounts)
Statement of Operations Data:
  Gross premiums written         $146,126   $156,937   $156,980   $139,151   $111,663
  Net premiums written           $100,334   $ 94,607   $ 90,175   $ 69,187   $ 62,167

  Net premiums earned            $104,246   $ 87,929   $ 83,399   $ 61,605   $ 57,933
  Net investment income            17,061     16,453     15,839     13,099     12,216
  Realized gains
     (losses) on investments        6,188      1,203      3,647     (2,046)     5,163
  Other income                        979      1,059
       Total revenues             128,474    106,644    102,885     72,658     75,312

  Losses and loss
      adjustment expenses          71,015     57,700     50,816     40,537     37,065
  Underwriting, acquisition,
      and insurance expenses       45,089     40,967     34,590     25,721     18,481
  Proposition 103 settlement expense                                            2,000 (1)
  Bonuses paid by
      Willis Corroon Group plc                                                  2,670 (2)
  Interest expenses                 1,607      1,761        595                   172
  Total expenses                  117,711    100,428     86,001     66,258     60,388

  Income before income taxes       10,763      6,216     16,884      6,400     14,924
  Provision for income taxes        1,969         53      3,959        169      2,772 (3)
  Net income                      $ 8,794    $ 6,163    $12,925    $ 6,231    $12,152

  Basic earnings per share(5)     $  1.32    $  0.93    $  1.69    $  0.77    $  1.62
  Weighted average
      shares outstanding            6,680      6,656      7,648      8,132      7,485

GAAP Ratios:
  Loss and loss adjustment
       expense ratio                 68.1 %     65.6 %     60.9 %     65.8 %     64.0 %
  Underwriting expense ratio,
       excluding Proposition 103
       settlement                    43.3       46.6       41.5       41.8       31.9
  Combined ratio, excluding
       Proposition 103 settlement   111.4      112.2      102.4      107.6       95.9
  Proposition 103 settlement                                                      3.5 (1)
           Combined ratio           111.4 %    112.2 %    102.4 %    107.6 %     99.4 %

Selected Statutory Data:
  Statutory net income            $11,013     $7,298    $13,876     $5,296     $7,459 (1)(4)
  Statutory surplus
      (at end of period)           87,705     82,566     83,433     72,220     69,161
  Ratio of net premiums
      written to surplus            1.1:1      1.1:1      1.1:1      1.0:1      0.9:1

Balance Sheet Data (at end of period):
  Investments, including cash
      and cash equivalents       $313,082   $303,869   $288,602   $245,242   $237,442
  Total assets                    538,985    526,984    530,989    492,717    432,080
  Loss and loss adjustment
      expense reserves            328,911    309,259    308,886    315,691    275,660
  Long-term debt                   21,125     24,625     25,500
  Stockholders' equity            104,509     95,136     93,222     93,773     91,489
  Book value per share              15.63      14.28      14.02      11.51      11.25


(1)       As  part  of  a  stipulation and consent order  with  the
  California   Department  of  Insurance  to   settle   outstanding
  obligations  under  Proposition  103,  the  Company  refunded  to policyholders $2.0 million, including interest.  This amount  has been  reflected  as  a charge to net income for  the  year  ended
  December 31, 1993.

(2) In connection with the Offering, Willis Corroon Group plc paid bonuses to certain executives. The bonuses, consisting of cash and common stock and aggregating approximately $2,670,000, are shown as an expense and were offset by a capital contribution equal to the after-tax cost of such bonuses.

(3)       Includes the effect of the Company's adoption of SFAS No.
  109, which resulted in a one-time cumulative tax benefit of $0.7 million ($.09 per share) for the year ended December 31, 1993.

(4) Includes the effect of $5.0 million of additional environmental impairment and asbestos-related reserves recorded in GAAP financial statements in prior periods. The effect of such addition was to increase the 1993 statutory combined ratio from 97.7% to 106.3%.

(5) Prior period earnings per share were not affected by the adoption of Statement of Financial Accounting Standards No. 128.


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

Results of Operations

Year  Ended  December 31, 1997 Compared with Year Ended  December
31, 1996

        Gross  Premiums  Written.  Gross  premiums  written  were
$146.1 million for the year ended December 31, 1997, compared  to
$156.9 million for the year ended December 31, 1996. In 1997, the
Company's  gross premiums written decreased due to business  lost as  a result of competition for premiums, which has affected  the following  lines of business: an $8.2 million decrease  in  Other
Property,  primarily in the Company's national accounts business;
a  $1.9  million  decrease  in  Difference  in  Conditions  (DIC)
premiums;  a $0.7 million decrease in Casualty premiums;  a  $0.2 million  decrease in Specialty Lines; and a $0.1 million decrease in Architects' & Engineers' liability.

        Net  Premiums.   Net premiums written increased  6.1%  to
$100.3  million for the year ended December 31, 1997  from  $94.6 million  for  the  year  ended December 31,  1996.  Net  premiums written  were  favorably affected in 1997 as a result  of  a  new reinsurance program, which reduced reinsurance premiums ceded  by increasing net retentions to $500,000 per risk in most  lines  of business.  The benefit  of the reduced reinsurance premiums ceded was offset by the effect of a decrease in gross written premiums, which  was  caused by the competitive conditions in the  property and casualty marketplace.

        Net premiums earned increased by 18.6% to $104.2 million in the year ended December 31, 1997 from $87.9 million in the year ended December 31, 1996, resulting from reduced reinsurance premiums ceded due to increased net retentions from the Company's new reinsurance program.

        Net  Investment Income.  Net investment income  increased
3.7% to $17.1 million for the year ended December 31, 1997 from $16.5 million for the year ended December 31, 1996. In 1997, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with 1996.

        Net  Realized Gains on Investments.  For the  year  ended
December  31,  1997,  the Company realized a  net  gain  of  $6.2 million,  compared with a net gain of $1.2 million for  the  year ended December 31,  1996.  Portfolio sales were effected in  each year to optimize the mix of taxable and tax-exempt securities.

        Other Income.  For the year ended December 31, 1997,  the
Company recorded $1.0 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier.

        Losses  and  Loss Adjustment Expenses.   Losses  and  LAE
increased   by  23.1%  to  $71.0  million  for  the  year   ended
December  31,  1997  from  $57.7  million  for  the  year   ended
December 31, 1996, due to increased earned premium exposures  and reserve increases.  In 1997, the Company strengthened reserves by
$6.8 million, related to a pre-1985 book of Casualty business and certain  pre-1987 reinsurance-assumed business,  both  previously
discontinued.   In 1996, the Company strengthened  reserves  with
respect to a truck leasing program ($5.3 million) and a used  car dealers program ($2.2 million), each discontinued during 1995, as well  as  environmental impairment and asbestos-related exposures
($2.2 million) on business written prior to 1985.  Losses and LAE were 68.1% of net premiums earned for the year ended December 31,
1997, compared with 65.6% for the year ended December 31, 1996.

         Underwriting,   Acquisition,  and  Insurance   Expenses.
Underwriting,  acquisition, and insurance expenses  increased  by
10.1% to $45.1 million for the year ended December 31, 1997  from
$41.0  million for the year ended December 31, 1996.  The expense growth was primarily attributable to increased acquisition costs, resulting from a change in the mix of business written; additions to staff; and new facilities for the operating companies.

        Interest Expense. Interest expense was $1.6 million for the year ended December 31, 1997, compared with $1.8 million for the year ended December 31, 1996. Interest expense resulted from a term loan of $25.5 million borrowed in 1995 to finance the purchase of 1.5 million shares of the Company's common stock.

       Income Taxes. Income taxes were $2.0 million for the year ended December 31, 1997, compared with $53 thousand for 1996.
In 1997, income taxes were reduced by the tax benefit from additional reserve strengthening, increased underwriting expenses and tax-exempt investment income. The tax benefit was partially offset by additional income taxes resulting from net realized gains on the sale of investments. In 1996, income taxes were reduced by the tax benefit from additional reserve strengthening, increased underwriting expenses and tax-exempt investment income.

        Net  Income.   Net income was $8.8 million for  the  year
ended December 31, 1997, compared with $6.2 million for the  year ended December 31, 1996.

        Weighted  Average  Shares  Outstanding.   Average  shares
outstanding  were 6.7 million in 1997, compared with 6.7  million in 1996.  In accordance with Financial Accounting Standards Board
Statement No. 128, "Earnings Per Share", implemented in 1997, the
Company's  basic  earnings per share are calculated  by  dividing income  available to common stockholders by the weighted  average number of common shares outstanding during the period.


Year  Ended  December 31, 1996 Compared with Year Ended  December
31, 1995

        Gross  Premiums  Written.  Gross  premiums  written  were
$156.9 million for the year ended December 31, 1996, compared to $157.0 million for the year ended December 31, 1995. In 1996, the Company's gross premiums written experienced increases in the following lines of business: a $4.6 million increase in premiums from specialty lines, primarily due to a new animal mortality program; a $3.4 million increase in A&E liability due to expanded marketing and enhanced coverages offered; and a $2.3 million increase in casualty premiums, primarily due to new programs, but offset in part by business lost because of competitive market conditions in other casualty business written. Such increases were offset by a $6.7 million decrease in DIC premiums, resulting from the sharing of premiums with a companion carrier and, to a lesser extent, from an increase in competition with respect to certain types of DIC risks; a $3.4 million decrease in premiums from other property, due to increased competition, mitigated in part by new business from plate glass and fire policies; and a $0.2 million decrease in commercial automobile, where the non-renewal of a truck leasing program offset growth resulting from new business written.

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

        Losses  and  Loss Adjustment Expenses.   Losses  and  LAE
increased   by  13.5%  to  $57.7  million  for  the  year   ended
December  31,  1996  from  $50.8  million  for  the  year   ended
December   31,  1995,  due  to  additional  losses  and   reserve
strengthening for a truck leasing program ($5.3 million) and used-
car  dealers  program  ($2.2 million), each  discontinued  during
1995;   an increase of $2.2 million in reserves for environmental
impairment  and  asbestos-related exposures on  business  written prior  to  1985;  other reserve increases pertaining to  previous accident years; and, more generally, increases in earned  premium
exposures.   Such  increases  were partially  offset  by  reserve
redundancies  resulting from favorable development  of  A&E  case
reserves  and  a  re-estimate of other property liabilities.   In
1995,  the  Company recorded catastrophe losses of  $1.9  million related to hailstorms and the Northridge earthquake of 1994.

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

Liquidity and Capital Resources

        The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and general and administrative expenses. Net cash provided by operations was $8.1 million in 1997, $24.7 million in 1996, and $22.0 million in 1995.

       At December 31, 1997, the Company maintained cash and cash equivalents of $32.3 million to meet current payment obligations.
In   addition,  the  Company's  investment  portfolio  could   be
substantially  liquidated without any material financial  impact.
Substantially all of the cash and investments of the  Company  at
December 31, 1997 were held by its subsidiaries.

       Reinsurance  recoverables on unpaid  losses  were  $140.8
million  at December 31, 1997 and $138.0 million at December  31,
1996.   Because of the high limits on many policies  relative  to
the  Company's net retentions, reinsurance recoverable on  unpaid losses  can fluctuate significantly depending upon the  emergence and severity of reported and unreported losses.

       Net cash provided by operating activities declined to $8.1 million for the year ended December 31, 1997, from $24.7 million for the year ended December 31, 1996, primarily due to an increase in gross claims payments during the year. Such payments will be recoverable from reinsurers in subsequent periods.

        In  September  1995,  the Company purchased  1.5  million
shares  of its Common Stock from Willis Corroon Group plc  for  a
total   purchase  price  of  $25.5  million,  including   related
expenses.   The  Company  financed its purchase  of  such  shares
through   the  proceeds  of  borrowing  from  commercial  lending
institutions.

        As a holding company, the Company depends principally  on
dividends  from  its  insurance  company  subsidiaries   to   pay
corporate overhead expenses, including principal and interest  on its  borrowings.  The Company's subsidiaries are subject to state insurance  laws  that restrict their ability to collectively  pay
dividends.   See  "Regulation  and  Other  Matters."   Under  the
insurance  code  of  Pennsylvania,  dividends  from  Calvert  are limited to the greater of 10% of surplus as regards policyholders as  of  the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department  of
Insurance.   Under  the  insurance code of California,  dividends
from   Associated  are  limited  to  the  greater   of   10%   of
policyholders' statutory surplus as of the preceding year end  or the Company's statutory net income for the previous year, without
prior  approval from the California Department of Insurance.   In
1997,  1996  and 1995, the aggregate dividends paid  by  the  two subsidiaries  were $6.7 million, $4.7 million and  $2.0  million, respectively.

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

        Recently, there has been significant public discussion regarding the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correctly dates subsequent to December 31, 1999.

        The Company has completed an assessment of its core financial and operational software systems and believes it will be in compliance with the requirements necessary to avoid the foregoing "Year 2000" problem. The Company will test these systems to confirm their compliance. If for any reason these systems are not in compliance by December 31, 1999, the Year 2000 issue could have a material impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

        The Company is in the process of initiating discussions with significant suppliers, business partners, customers and other third parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company.

        The Company is currently assessing what changes may be appropriate in insurance coverages it currently markets in light of the Year 2000 problem. In this connection, management is consulting with ISO and others regarding possible modifications and/or exclusions to policy forms that could be implemented in connection with future insurance policies that will extend coverage beyond December 31, 1999.

        The costs incurred to date by the Company in connection with its Year 2000 compliance initiative have been nominal, and the Company currently has no indication that the costs associated with any remaining remedial actions in connection with this matter will be material.

        In February 1998, the Company agreed to acquire The First
Reinsurance Company of Hartford ("FRH") and certain affiliated entities from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

        The  purchase consideration of $43.6 million consists  of
$31.9 million of cash and $11.7 million fair value of a new issue of  Gryphon perpetual convertible preferred stock.  The preferred stock,  which will have a face amount of $14.4 million,  will  be convertible  into 643,672 shares of the Company's  common  stock,
reflecting  a  conversion price of $22.44  per  share.   No  cash
dividends will be paid or owed during the first four and one-half years;  a  cash dividend at the rate of 4.0% of the  face  amount will  be  paid thereafter.  The preferred shares, which are  non-
callable  for  three  years, have no sinking  fund  or  mandatory redemption features.  In connection with the transaction, Gryphon intends to enter into a $55 million credit facility with a  group of  financial institutions, the proceeds of which will be used to pay  the cash portion of the purchase price and to repay existing bank borrowings.

        The  acquisition will be accounted for  by  the  purchase
method   of   accounting   under  Opinion   No.   16,   "Business
Combinations", of the Accounting Principles Board of the American
Institute of Certified Public Accountants.  Under this accounting method,  any excess of purchase price over the fair market  value of  identifiable assets acquired less liabilities assumed will be recorded as goodwill.

        The transaction, which is subject only to regulatory approvals and other customary conditions, is expected to close during the second quarter of 1998.

        The  Company  regularly evaluates opportunities  for  the
acquisitions  of  books  of  business,  of  specialty   insurance
companies  or  companies in related businesses and  for  business combinations  or  joint ventures with other  specialty  insurance companies.  There can be no assurance, however, that any suitable
business  opportunities  will arise.   In  the  event  that  such
opportunities  do  arise, the Company may incur indebtedness  for borrowed  money in connection with the consummation of  any  such
transaction.   Such  indebtedness, under  certain  circumstances,
could  adversely  affect  the  Company's  liquidity  and  capital resources.

        The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund growth.

Effects of Inflation

         There   was  no  significant  impact  on  the  Company's
operations as a result of inflation during 1997, 1996  and  1995.
However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.


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

             (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

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

      10.7    Severance  and Confidentiality Agreement  among  the
      Company,  Willis  Corroon Group plc  and  John  F.  Iannucci
      incorporated  herein  by  reference  to  Exhibit  10.30   of
      Amendment No. 1 to the Registration Statement.

      10.10 Severance and Confidentiality Agreement between the
      Company and Stephen A. Crane incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Registration
      Statement.

      10.11 Restricted Stock Plan of the Company incorporated herein by reference to Exhibit 10.34 of Amendment No. 1 to the Registration Statement.

      10.12 Severance and Confidentiality Agreement dated as of March
      21,   1994  between  the  Company  and  Robert  P.  Cuthbert
      incorporated  herein by reference to Exhibit  10.35  of  the
      Company's  Annual Report on Form 10-K for  1994  (the  "1994
      Form 10-K").

      10.13 Severance and Confidentiality Agreement dated as of November 11, 1994 between the Company and Robert M. Coffee incorporated herein by reference to Exhibit 10.36 of the 1994 Form 10-K.

      10.14 Amendment to Severance and Confidentiality Agreement dated as of November 11, 1994 between the Company and Stephen A.
      Crane incorporated herein by reference to Exhibit 10.37 of the 1994 Form 10-K.

      10.15 Amendment to Severance and Confidentiality Agreement dated as  of  November 11, 1994 between the Company and Robert  P.
      Cuthbert  incorporated herein by reference to Exhibit  10.38 of the 1994 Form 10-K.

      10.16 Casualty Quota Share Treaty, effective December 1, 1994, among Calvert and various reinsurers incorporated herein by reference to Exhibit 10.45 of the 1994 Form 10-K.

      10.17 Excess Catastrophe Reinsurance Contract, effective January
      1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit
      10.52 of the 1994 Form 10-K.

      10.18 Casualty Excess of Loss Reinsurance Contract, effective
      July 1, 1994, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit
      10.54 of the 1994 Form 10-K.

      10.19 Casualty Excess of Loss Reinsurance Contract, effective
      July 1, 1995, among Associated, Calvert, Timberline Insurance
      Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.51 of the 1995 Form 10-K.

      10.20 First Excess Multiple Line Reinsurance Contract, effective
      July   1,   1994,  among  Associated,  Calvert  and  various
      reinsurers  stated therein incorporated herein by  reference to Exhibit 10.55 of the 1994 Form 10-K.

      10.21 Second Excess Multiple Line Reinsurance Contract, effective
      July   1,   1994,  among  Associated,  Calvert  and  various
      reinsurers  stated therein incorporated herein by  reference to Exhibit 10.56 of the 1994 Form 10-K.

      10.22 Form  of  Stock Option Agreement under the 1995 Non-Employee
      Directors Stock Option Plan incorporated herein by reference to Exhibit 10.54 of the 1995 Form 10-K.

      10.23 Combined Casualty 1st Excess of Loss and Quota Share
      Reinsurance   Contract,  effective  July  1,   1995,   among
      Associated,   Calvert,  Timberline  Insurance  Company   and
      various  reinsurers  stated therein incorporated  herein  by reference to Exhibit 10.55 of the 1995 Form 10-K.

      10.24 Casualty  Second  Excess  of  Loss  Reinsurance  Agreement,
      effective   July   1,   1995,  among  Associated,   Calvert,
      Timberline  Insurance Company and various reinsurers  stated
      therein incorporated herein by reference to Exhibit 10.56 of the 1995 Form 10-K.

      10.25 Multi-Line  Excess  of Loss Reinsurance Contract,  effective
      July   1,   1995,  among  Associated,  Calvert,   Timberline
      Insurance  Company  and  various reinsurers  stated  therein incorporated  herein by reference to Exhibit  10.57  of  the
      1995 Form 10-K.

      10.26 Casualty Excess of Loss Reinsurance Contract, effective July
      1, 1993, among Associated, Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit
      10.62 of the 1995 Form 10-K.

      10.27 First Excess Casualty Contingency Reinsurance Contract, effective October 1, 1992, among Associated and various reinsurers stated therein incorporated herein by reference to Exhibit 10.63 of the 1995 Form 10-K.

      10.28 External  Third through Fifth Excess Catastrophe Reinsurance
      Contract,  effective  January  1,  1994,  among  Associated,
      Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.67 of the 1995 Form 10-K.

      10.29 Second Catastrophe Excess Reinsurance Agreement, dated  July
      1, 1995, among Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.74 of the 1995 Form 10-K.

      10.30 Third  Catastrophe Excess Reinsurance Agreement, dated  July
      1, 1995, among Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.75 of the 1995 Form 10-K.

      10.31 Fourth Catastrophe Excess Reinsurance Agreement, dated  July
      1, 1995, among Calvert and various reinsurers stated therein incorporated herein by reference to Exhibit 10.76 of the 1995 Form 10-K.

      10.32 Casualty  First  Excess of Loss Reinsurance Contract,  dated
      July 1, 1995, among Calvert, the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.77 of the 1995 Form 10-K.

      10.33 Casualty  Second Excess of Loss Reinsurance Contract,  dated
      July 1, 1995, among Calvert, the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.78 of the 1995 Form 10-K.

      10.34 Casualty  Third  Excess of Loss Reinsurance Contract,  dated
      July 1, 1995, among Calvert, the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.79 of the 1995 Form 10-K.

      10.35 Casualty  Fourth Excess of Loss Reinsurance Contract,  dated
      July 1, 1995, among Calvert, the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.80 of the 1995 Form 10-K.

      10.36 Property Excess Per Risk Reinsurance Contract, dated January
      1, 1998 between the subsidiaries of the Company and various reinsurers stated therein.

      10.37 Property   Excess   and  Surplus  Lines  Excess   Per   Risk
      Reinsurance  Contract, dated January  1,  1998  between  the subsidiaries  of  the Company and various reinsurers  stated
      therein.

      10.38 Franchise Excess of Loss Reinsurance Contract, dated January
      1, 1998 between the subsidiaries of the Company and various reinsurers stated therein incorporated herein.

      10.39 External   Third   Through   Seventh   Catastrophe    Excess
      Reinsurance  Contract, dated January  1,  1998  between  the subsidiaries  of  the Company and various reinsurers  stated
      therein.

      10.40 Aggregate Excess of Loss Reinsurance Contract, dated January
      1, 1997 between the subsidiaries of the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.69 of the 1997 Form 10-K.

      10.41 Per  Event  Reinsurance  Contract,  dated  October  1,  1996
      between   the  subsidiaries  of  the  Company  and   various
      reinsurers  stated therein incorporated herein by  reference to Exhibit 10.70 of the 1997 Form 10-K.

      10.42 "Working"  Per Event Reinsurance Contract, dated October  1,
      1996 between the subsidiaries of the Company and various reinsurers stated therein incorporated herein by reference to Exhibit 10.71 of the 1997 Form 10-K.

      10.43 Excess Per Event Reinsurance Contract, dated October 1, 1996
      between   the  subsidiaries  of  the  Company  and   various
      reinsurers  stated therein incorporated herein by  reference to Exhibit 10.72 of the 1997 Form 10-K.

      10.44 "Working"  Per Event Reinsurance Contract, dated January  1,
      1998 between the subsidiaries of the Company and various reinsurers stated therein.

      10.45 Excess Per Event Reinsurance Contract, dated January 1, 1998
      between   the  subsidiaries  of  the  Company  and   various
      reinsurers stated therein.

      10.46 Quota  Share  Reinsurance Contract, dated  January  1,  1998
      between   the  subsidiaries  of  the  Company  and   Redland
      Insurance Co.

      10.47 Property  Facultative Binding Agreement dated June  1,  1996
      between   the  subsidiaries  of  the  Company  and   various
      reinsurers stated therein.

      10.48 Excess  of  Loss, Blanch Catastrophe Plan, dated January  1,
      1998   between   the  subsidiaries  of   the   Company   and
      Scandinavian Reinsurance Co.

      10.49 Commercial Automobile Quota Share Reinsurance Contract, dated January 1, 1998 between the subsidiaries of the Company and various reinsurers stated therein.

      10.50 Entertainment  Quota  Share Treaty, dated  January  1,  1998
      between   the  subsidiaries  of  the  Company  and   various
      reinsurers stated therein.

      10.51 Entertainment Excess of Loss Treaty, dated January  1,  1998
      between   the  subsidiaries  of  the  Company  and   various
      reinsurers stated therein.

      10.52 Stock Purchase Agreement, dated as of February 9, 1998, by and between the Company of Dearborn Risk Management, Inc.
      incorporated therein by reference to Exhibit 10.1 to Form 8-
      K filed by the Company with the SEC on February 19, 1998.

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



                              GRYPHON HOLDINGS INC.

Dated:  March  25, 1998

                              By: Stephen A. Crane
                                  Stephen A. Crane
                                  President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                  Title                    Date




Stephen  A.  Crane     Director and President        March 25, 1998
Stephen  A.  Crane   (Chief  Executive Officer)




Robert P. Cuthbert     Chief Financial Officer       March 25, 1998
Robert P. Cuthbert   and Chief Accounting Officer




Robert  M. Baylis             Director               March 25, 1998
Robert M. Baylis




Franklin  L. Damon            Director               March 25, 1998
Franklin L. Damon




Robert  R. Douglass           Director                March 25, 1998
Robert R. Douglass




David  H. Elliott             Director                March 25, 1998
David H. Elliott




Hadley C. Ford                Director                March 25, 1998
Hadley C. Ford




Richard  W. Hanselman         Director                March 25, 1998
Richard W. Hanselman




Joe M. Rodgers                Director                March 25, 1998
Joe M. Rodgers




George  L. Yeager             Director                March 25, 1998
George L. Yeager



                Form 10-K--Item 14(a)(1) and (2)

             Gryphon Holdings Inc. and Subsidiaries

Index of Consolidated Financial Statements and Financial Statement Schedules


                                                                     Page

Reports of Independent Auditors:
 KPMG Peat Marwick LLP                                                F-2

The following audited consolidated financial statements of Gryphon Holdings Inc. and subsidiaries are included in Item 8:

  Consolidated Balance Sheets at December 31, 1997 and 1996           F-3
  Consolidated   Statements   of  Income
     for the Years Ended December 31, 1997, 1996 and 1995             F-4
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995                     F-5
  Consolidated  Statements  of  Cash  Flows  for  the
     Years   Ended December 31, 1997, 1996 and 1995                   F-6
  Notes to Consolidated Financial Statements                          F-7

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



      REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Gryphon Holdings Inc.

We  have  audited  the  accompanying consolidated  balance  sheets  of
Gryphon  Holdings  Inc.  and subsidiaries  as  of  December  31,  1997
and   1996,  and  the  related  consolidated  statements  of   income,
stockholders'  equity, and cash flows for each of  the  years  in  the
three-year  period  ended  December  31,  1997.   In  connection  with
our  audits  of the consolidated financial statements,  we  have  also
audited  the  financial  statement  schedules,  as  of  December   31,
1997  and  1996  and  for each of the years in the  three-year  period ended  December  31,  1997,  as  listed  in  the  accompanying  index.
These   consolidated  financial  statements  and  financial  statement
schedules   are  the  responsibility  of  the  Company's   management.
Our  responsibility  is  to express an opinion on  these  consolidated financial  statements  and  financial  statement  schedules  based  on our audits.

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

In  our  opinion,  the consolidated financial statements  referred  to
above   present  fairly,  in  all  material  respects,  the  financial position  of  Gryphon Holdings Inc. and subsidiaries  as  of  December
31,  1997  and  1996,  and the results of their operations  and  their cash  flows  for  each  of  the years in the three-year  period  ended
December   31,   1997,   in   conformity   with   generally   accepted
accounting   principles.    Also,  in   our   opinion,   the   related
financial  statement  schedules  as of  December  31,  1997  and  1996 and  for  each  of the years in the three-year period  ended  December
31,  1997,  when  considered  in relation to  the  basic  consolidated financial  statements  taken  as  a  whole,  present  fairly,  in  all material respects, the information set forth therein.





                                   KPMG Peat Marwick LLP


New York, New York
February 24, 1998



                       Consolidated Balance Sheets
                                                             December 31,
                                                         1997           1996
                                                        (Dollars in thousands)
Assets
Investments:
  Fixed maturities, available for sale, at fair value
   (amortized cost: 1997 - $274,506; 1996 - $274,515)    $    280,553   $    280,164
  Short-term investments, at cost, which
   approximates market                                            257            307
Total investments                                             280,810        280,471
Cash and cash equivalents                                      32,272         23,398
Accrued investment income                                       4,071          3,919
Premiums receivable                                            16,151         18,509
Reinsurance recoverable on paid losses                         18,261         14,326
Reinsurance recoverable on unpaid losses                      140,810        137,952
Prepaid reinsurance premiums                                   16,573         18,965
Deferred policy acquisition costs                              11,849         12,415
Deferred income taxes                                          10,569         10,282
Other assets                                                    7,619          6,747
Total assets                                             $    538,985   $    526,984

Liabilities and Stockholders' Equity
Policy liabilities:
     Unpaid losses and loss adjustment expenses          $    328,911   $    309,259
     Unearned premiums                                         62,351         68,683
Total policy liabilities                                      391,262        377,942
Reinsurance balances payable                                   12,179         16,207
Income taxes payable                                              389             55
Long-term debt                                                 21,125         24,625
Other liabilities                                               9,521         13,019
Total liabilities                                             434,476        431,848
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized; none issued or outstanding
     Common stock, $.01 par value; 15,000,000 shares
        authorized; 8,148,050 shares issued                        81             81
     Additional paid-in capital                                30,742         30,847
     Foreign currency translation adjustment, net of tax         (346)          (219)
     Net unrealized investment gains, net of tax                3,931          3,672
     Deferred compensation                                       (151)          (257)
     Retained earnings                                         95,065         86,271
     Treasury stock, at cost; shares
        1997: 1,461,169: 1996:1,487,075                       (24,813)       (25,259)
Total stockholders' equity                                    104,509         95,136
Total liabilities and stockholders' equity               $    538,985   $    526,984

See accompanying notes to consolidated financial statements.



                  Consolidated Statements of Income
                                                         Year ended December 31,
                                                         1997        1996          1995
                                                      (Dollars and shares in thousands,
                                                            except per-share data)
Revenues
Net premiums earned                                      $  104,246  $    87,929   $    83,399
Net investment income                                        17,061       16,453        15,839
Realized gains on investments                                 6,188        1,203         3,647
Other income                                                    979        1,059
Total revenues                                              128,474      106,644       102,885

Expenses
Losses and loss adjustment expenses                          71,015       57,700        50,816
Underwriting, acquisition, and insurance expenses            45,089       40,967        34,590
Interest expense                                              1,607        1,761           595
Total expenses                                              117,711      100,428        86,001

Income before income taxes                                   10,763        6,216        16,884
Provision for income taxes (benefit):
   Current                                                    2,395        1,389         2,969
   Deferred                                                    (426)      (1,336)          990
Total income taxes                                            1,969           53         3,959

Net income                                              $     8,794  $     6,163   $    12,925

Basic earnings per share                                $      1.32  $      0.93   $      1.69

Weighted average shares outstanding                           6,680        6,656         7,648

See accompanying notes to consolidated financial statements.


                      Consolidated Statements of Stockholders' Equity

                                        Foreign   Unrealized
                            Additional  Currency  Investment
                     Common  Paid-in  Translation   Gains     Deferred   Retained Treasury
                      Stock  Capital   Adjustment  (Losses) Compensation Earnings  Stock   Total
                                                    (Dollars in thousands)

Balances at
   January 1, 1995   $   81 $ 30,850  $  (259)    $ (3,840) $     (242)  $ 67,183           $ 93,773
Add (deduct):
  Net income                                                               12,925             12,925
  Translation adjustment                   50                                                     50
  Stock award plans                                                 49                            49
  Net unrealized investment
    gains, net of tax                               11,903                                    11,903
  Purchase of common stock
    for treasury                                                                   (25,478)  (25,478)
Balances at
    December 31, 1995    81   30,850     (209)       8,063        (193)    80,108  (25,478)   93,222

Add (deduct):
  Net income                                                                6,163              6,163
  Translation adjustment                  (10)                                                   (10)
  Stock award plans               (3)                              (64)                219       152
  Net unrealized investment
    losses, net of tax                               (4,391)                                  (4,391)
Balances at
    December 31, 1996    81   30,847     (219)        3,672       (257)    86,271  (25,259)   95,136

Add (deduct):
  Net income                                                                8,794              8,794
  Translation adjustment                 (127)                                                  (127)
  Stock award plans             (105)                              106                 446       447
  Net unrealized investment
    gains, net of tax                                   259                                      259
Balances at
    December 31, 1997 $  81 $ 30,742  $  (346)     $  3,931   $   (151)  $ 95,065 $(24,813) $104,509


See accompanying notes to consolidated financial statements.

                   Consolidated Statements of Cash Flows

                                                          Year ended December 31,
                                                 1997            1996             1995
                                                          (Dollars in thousands)
Operating activities
Net income                                       $     8,794     $     6,163      $    12,925
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Increase in net policy liabilities               8,919          32,239            4,958
      Decrease (increase) in premiums receivable       2,358          (1,034)          (3,196)
      Decrease (increase) in deferred
        policy acquisition costs                         566            (233)          (2,388)
      Deferred income tax provision                     (426)         (1,336)             990
      Decrease (increase) in other
        assets and liabilities                        (3,009)          1,543             (539)
      Amortization and depreciation                      781             595              402
      Amortization of bond discount, net                 498             944              370
      Realized gains on investments                   (6,188)         (1,203)          (3,647)
      Increase (decrease) in
        reinsurance balances payable                  (4,028)        (13,166)          12,341
      Decrease (increase) in accrued
        investment income                               (152)            161             (175)
Net cash provided by operating activities              8,113          24,673           22,041

Investing activities
Sales of fixed maturities                            438,021         281,728          221,026
Purchases of fixed maturities                       (434,292)       (310,660)        (249,119)
Maturities or calls of fixed maturities                1,800           3,000            4,775
Net sales of Short-term investments                       50             230
Capital expenditures                                  (1,568)         (2,111)            (366)
Net cash provided by (used in) investing activities    4,011          (27,813)        (23,684)

Financing activities
Proceeds from long-term debt                                                           25,500
Common stock acquired for treasury                                                    (25,478)
Principal payment on long-term debt                   (3,500)            (875)
Issuance of common stock                                 340              217
Deferred compensation                                     37             (131)
Net cash provided by (used in) financing activities   (3,123)            (789)             22

Effect of exchange rate changes on cash                 (127)             (10)             50

Increase (decrease) in cash and cash equivalents       8,874           (3,939)         (1,571)
Cash and cash equivalents at beginning of year        23,398           27,337          28,908
Cash and cash equivalents at end of year         $    32,272      $    23,398     $    27,337
Supplemental disclosure of cash flow information
   Income taxes paid                             $     1,855      $     1,701     $     2,783
   Interest paid                                       1,607            1,761             586

See accompanying notes to consolidated financial statements.


1.     Summary of Significant Accounting Policies

        The significant accounting policies followed by the Company are summarized below.

  Basis of Presentation and Principles of Consolidation

         Gryphon Holdings Inc. operates through its main subsidiary, Gryphon Insurance Group Inc., as a specialty property and casualty underwriting organization. The Company's wholly owned insurance company subsidiaries are Associated International Insurance Company ("Associated") and Calvert Insurance Company ("Calvert"), which operate in the property and casualty insurance industry. Associated writes the majority of its property and casualty insurance policies in the State of California. Calvert writes property and casualty insurance policies throughout the United States and Canada.

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

        The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect amounts reported in the consolidated
financial  statements  and  the accompanying  notes.   Actual
results  could  differ  from  such estimates.

Premium Revenues

       Direct, assumed and ceded property and liability insurance premiums written are recognized as earned on a pro rata basis over the terms of the policies. Unearned premiums are calculated principally by the application of pro rata fractions and represent the portion of premiums written that is applicable to unexpired terms of policies in force.

        Recoverable policy acquisition costs that vary with and are directly related to the production of business, consisting of commissions, premium taxes and other underwriting expenses incurred, net of ceding allowances, are deferred and amortized to income as the related premiums are earned. The Company does not consider anticipated investment income when determining the recoverability of amounts deferred. Amortization of deferred policy acquisition costs amounted to $34.0 million, $30.1 million, and $26.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Reinsurance

        Assumed reinsurance premiums written, commissions and unpaid losses and loss adjustment expenses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements.

        To limit its risks, the Company acquires reinsurance coverage with retentions and limits that management believes are appropriate for the circumstances. Reinsurance arrangements effected under quota-share reinsurance contracts and excess-of-loss reinsurance contracts provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The accompanying consolidated financial statements reflect premiums earned, losses and loss adjustment expenses ("LAE") and underwriting, acquisition and insurance expenses, net of reinsurance ceded. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

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

Losses and Loss Adjustment Expenses

       The liabilities for unpaid losses and LAE are based on the Company's estimates of the ultimate cost of unpaid losses reported prior to the close of the accounting period, IBNR losses, and the related LAE. These liabilities are estimated by management utilizing methods and procedures which it believes are reasonable and necessarily are subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although management believes that the estimated liabilities for losses and LAE are reasonable, because of the extended period of time over which such losses are reported and settled, the subsequent development of these liabilities may not conform to the assumptions inherent in their determination and, accordingly, may vary from the estimated amounts included in the accompanying consolidated financial statements. To the extent that the actual emerging loss experience varies from the assumptions used in the determination of these liabilities, they are adjusted to reflect actual experience. Such adjustments, to the extent they occur, are reported in the period recognized.

        The Company's liabilities for unpaid losses and LAE include estimates for certain types of latent exposures, such as environmental impairment and asbestos-related claims, relating to business written prior to 1985 and which are generally difficult to establish with traditional reserving techniques.

        The Company wrote policies with environmental impairment and asbestos-related exposures at high attachment levels and obtained reinsurance coverage reducing its net retention to $50,000 per occurrence. Among the complications of reserving for this type of business are a lack of sufficient historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss occurred and which policies provide coverage, which claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether clean-up costs are includible as insured property damage. These legal issues are not likely to be resolved in the near future.

       The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability, particularly with respect to latent exposures such as environmental impairment and asbestos, will not materially exceed the Company's current liability for unpaid loss and loss adjustment expense reserve estimates and have a material adverse effect on its future results of operations and financial condition. Furthermore, due to the inherent uncertainty of estimating such liabilities, particularly with respect to such latent exposures, it has been, and may over time continue to be, necessary to revise such estimated liabilities. However, on the basis of the Company's internal procedures, which analyze, among other things, its experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims, and product mix, as well as court decisions, economic conditions and public attitudes, management believes that adequate provision has been made for the Company's liabilities for unpaid losses and LAE as of December 31, 1997.

Foreign Currency

         Transactions denominated in foreign currencies are translated at the rate of exchange at the transaction date. Revenues and expenses are translated at average exchange rates. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date.


Earnings per Share

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", which the Company implemented in 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Primary earnings per share have been replaced by basic earnings per share and calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share have been replaced by diluted earnings per share and calculated by including additional common shares that would have been outstanding if potentially dilutive shares had been issued during the period. Prior period earnings per share were not affected by the adoption of SFAS No. 128.

New Accounting Standards

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires enterprises to disclose comprehensive income and its components in a prominent position on the face of the financial statement. The Company will implement this statement in 1998. This statement relates to presentation of information and will have no impact on results of operations or financial condition.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement relates to presentation of information and will have no impact on results of operations or financial condition. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company is currently evaluating the segment information disclosures required by SFAS No. 131.

        In December of 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3
"Accounting by Insurance and Other Enterprises for Insurance-related Assessments" ("SOP 97-3"). SOP 97-3 establishes standards for accounting for guaranty-fund and certain other insurance related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998 and requires any impact of adoption to be reported as a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

2.     Investments

         The  major  categories  of  net  investment  income   are
summarized as follows:

                                            Year ended December 31
                                       1997         1996          1995
                                            (Dollars in thousands)
Fixed maturities                       $16,384      $  16,256     $  15,245
Cash, cash equivalents
  and short-term investments             1,684          1,117         1,610
Total investment income                 18,068         17,373        16,855
Less related expenses                   (1,007)          (920)       (1,016)
Net investment income                  $17,061      $  16,453     $  15,839



        The gross realized gains and losses from sales of fixed maturity securities are as follows:

                                               Year ended December 31
                                           1997         1996          1995
                                               (Dollars in thousands)
Gross realized gains                       $    7,530   $    3,074    $    4,306
Gross realized losses                          (1,342)      (1,871)         (659)
Net realized gains on sales                $    6,188   $    1,203    $    3,647


        At December 31, 1997 and 1996, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                                  Gross       Gross       Estimated
                                   Amortized    Unrealized   Unrealized      Fair
                                     Cost          Gains       Losses       Value
                                            (Dollars in thousands)
December 31, 1997
U.S. Treasury securities
  and obligations of
    U.S. government
       corporations and agencies   $  78,623    $     667    $    (22)     $  79,268
Debt securities issued
    by foreign governments             5,857          130          (6)         5,981
Tax-exempt obligations of states
    and political subdivisions       108,194        4,322                    112,516
Mortgage-backed securities            47,488          501         (47)        47,942
Corporate securities                  34,344          617        (115)        34,846
                                     274,506        6,237        (190)       280,553
Short-term investments                   257                                     257
                                  $  274,763    $   6,237    $   (190)     $ 280,810

                                                   Gross         Gross     Estimated
                                  Amortized     Unrealized    Unrealized     Fair
                                    Cost           Gains        Losses      Value
                                                   (Dollars in thousands)
                                                                           <C
December 31, 1996
U.S. Treasury securities
  and obligations of
    U.S. government
      corporations and agencies   $  55,845     $    826      $     (87)   $  56,584
Debt securities issued by
  foreign governments                 5,747          186            (10)       5,923
Tax-exempt obligations of states
  and political subdivisions        141,686        4,718            (69)     146,335
Mortgage-backed securities           43,381          294           (214)      43,461
Corporate securities                 27,856          345           (340)      27,861
                                    274,515        6,369           (720)     280,164
Short-term investments                  307                                      307
                                  $ 274,822     $  6,369       $   (720)   $ 280,471

        At December 31, 1997, the amortized cost and estimated fair value of fixed maturities, by contractual maturity, are shown below. Expected maturities, which are best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                        December 31, 1997
                                                  Amortized                Fair
                                                    Cost                  Value
                                                      (Dollars in thousands)
Due in one year or less                           $     279               $     286
Due after one year through five years                65,562                  66,567
Due after five years through ten years               95,153                  97,677
Due after ten years                                  66,024                  68,081
                                                    227,018                 232,611
Mortgage-backed securities                           47,488                  47,942
Total                                              $274,506                $280,553

        At December 31, 1997, investments in Federal National Mortgage Association securities aggregating $11.8 million represented the only investments in any entity in excess of 10.0% of stockholders' equity other than those investments issued or guaranteed by the U.S. government.

Securities on Deposit

        At December 31, 1997 and 1996, securities with a fair value of approximately $19.3 million and $18.6 million, respectively were on deposit with various state or governmental insurance departments in order to comply with statutory insurance laws.

3.   Losses and Loss Adjustment Expenses

       The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three-year period ended December 31, 1997 as computed in accordance with GAAP.

                                                1997         1996         1995
Gross reserves for losses and
  LAE at the beginning of the year              $ 309,259    $ 308,886    $ 315,691
Ceded reserves for losses and
  LAE at the beginning of the year                137,952      152,975      169,889
Net reserves for losses and
  LAE at the beginning of the year                171,307      155,911      145,802
Add: Provision for losses and
  LAE for claims occurring in:
     The current year                              64,222       53,402       50,424
     Prior years                                    6,793        4,298          392
        Total net incurred losses and LAE          71,015       57,700       50,816
Less: Losses and LAE payments
  for claims occurring in:
     The current year                              13,932       11,520       11,796
     Prior years                                   40,289       30,784       28,911
        Total net paid losses and LAE              54,221       42,304       40,707
Reserves for net losses and
  LAE at end of year                              188,101       171,307      155,911
Reinsurance recoverable on unpaid losses          140,810       137,952      152,975
Reserves for gross losses
  and LAE at end of year                        $ 328,911     $ 309,259    $ 308,886

        The provision for losses and LAE for claims occurring in prior years shows an unfavorable development of $6.8 million in 1997. The unfavorable development resulted principally from a pre-1985 book of Casualty business and certain pre-1987 reinsurance-assumed business, both previously discontinued.

       The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three-year period ended December 31, 1997 for environmental impairment and asbestos-related liabilities.

      Reconciliation of Environmental Impairment and Asbestos-related
               Liability for Loss and Loss Adjustment Expenses
                         (Dollars in thousands)

                                                        Year ended December 31,
Environmental Impairment Liability
                                                    1997         1996         1995
Gross reserves for losses and
  LAE at the beginning of the year                  $ 12,981     $ 11,938     $ 14,200
Ceded reserves for losses and
  LAE at the beginning of the year                     4,177        3,958        5,100
Net reserves for losses and
  LAE at the beginning of the year                     8,804        7,980        9,100
Add: Provision for losses and
  LAE for claims occurring in prior years               (845)       1,598            3
Less: Losses and LAE payments
  for claims occurring in prior years                  1,159          774        1,123
Reserves for net losses and LAE at end of year         6,800        8,804        7,980
Reinsurance recoverable on unpaid losses               5,200        4,177        3,958
Reserves for gross losses and LAE at end of year    $ 12,000     $ 12,981     $ 11,938


                                                       Year ended December 31,
Asbestos-related Liability
                                                    1997         1996         1995
Gross reserves for losses and
  LAE at the beginning of the year                  $  4,121     $  1,700     $  4,050
Ceded reserves for losses and
  LAE at the beginning of the year                     3,110        1,060        3,350
Net reserves for losses and
  LAE at the beginning of the year                     1,011          640          700
Add: Provision for losses and
  LAE for claims occurring in prior years                847          583          612
Less: Losses and LAE payments for
  claims occurring in prior years                        143          212          672
Reserves for net losses and LAE at end of year         1,715        1,011          640
Reinsurance recoverable on unpaid losses               2,500        3,110        1,060
Reserves for gross losses and LAE at end of year    $  4,215     $  4,121     $  1,700

       At December 31, 1997, the reserve for unpaid environmental impairment losses and related LAE was approximately $6.8 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $5.2 million. The range of gross reserves for unpaid environmental impairment losses and LAE is estimated to be $12.0 million to $20.0 million and the range of reserves, net of reinsurance recoverable, for unpaid environmental impairment losses and LAE is estimated to be approximately $6.8 million to $9.5 million.

        At December 31, 1997, the reserve for unpaid asbestos-related losses and related LAE was $1.7 million, net of reinsurance recoverables deemed probable of collection by the Company of approximately $2.5 million. The range of gross reserves for unpaid asbestos-related losses and LAE is estimated to be $4.2 million to $9.4 million and the range of reserves, net of reinsurance recoverable, for unpaid asbestos-related losses and LAE is estimated to be approximately $1.7 million to $3.3 million.

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

       The following table sets forth the significant reinsurance receivables due from reinsurers as of December 31, 1997.


                                                  Year ended December 31, 1997
                                                       (Dollars in thousands)
                                                   Reinsurance      A.M. Best's
Reinsurer                                          Receivables        Rating
American Re-Insurance Company                      $   19,684       A+
Signet Star Reinsurance Corporation                    10,853       A
Odyssey Reinsurance Corporation                        10,507       A -
St. Paul Fire and Marine Insurance Company             10,224       A+
First Excess & Reinsurance Corporation                  9,430       A
Lloyd's Underwriters                                    9,310       *
Great Lakes American Reinsurance Company                8,884       A -
Swiss Reinsurance America Corp.                         7,589       A

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

        For the years ended December 31, 1997, 1996 and 1995, amounts relating to assumed and ceded reinsurance premiums written and earned and losses and LAE incurred reflected in the accompanying consolidated statements of income approximated the following:

                                                     Year ended December 31,
                                                 1997          1996         1995
                                                     (Dollars in thousands)
Premiums Written:
  Assumed                                        $     3,315   $     2,390  $     2,076
  Ceded                                               45,792        62,330       66,805
Premiums Earned:
  Assumed                                        $     3,715   $     2,209  $     1,715
  Ceded                                               48,179        63,824       66,064
Losses & LAE Incurred:
  Assumed                                        $    14,617    $    4,455  $     2,585
  Ceded                                               46,569        42,052       52,089

       At December 31, 1997 the Company held letters of credit of approximately $7.7 million securing amounts due from reinsurers.

        During 1997, Associated maintained a six-layer property catastrophe reinsurance program which covered 95% of the annual aggregate amount of property claims up to $138.0 million per
occurrence,   subject  to  a  retention  of  $2.5   million   per
occurrence.

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

        Effective October 1, 1996, the Company's reinsurance program was restructured to provide protection for loss events covering property and casualty classes of business, excluding DIC and certain other property business. The program provides for $24.5 million of coverage in excess of a new retention of $500,000 for each and every event. Certain business is covered by a quota share treaty that limits the Company's net retention per risk to a maximum of $250,000.

        Reinsurance ceded contracts do not relieve the Company of its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. In addition, as is often the case in the normal course of business, the Company is involved in disputes with reinsurers regarding certain loss recoverables. Although the Company believes that such issues will be resolved in the Company's favor, there can be no assurance that the Company will prevail; an unfavorable resolution could have a material effect on the Company's financial statements.

5.     Federal Income Taxes

        The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these temporary differences are expected to reverse. The principal assets and liabilities giving rise to such differences are loss and LAE reserves, unearned premiums, deferred policy acquisition costs, and net unrealized investment gains (losses).

       The components of the net deferred income tax asset are as follows:

                                                    Year ended December 31,
                                                 1997                     1996
                                                    (Dollars in thousands)
Discount on loss reserves                        $   12,769               $   12,270
Unearned premium reserve                              3,204                    3,477
Alternative minimum tax credit                        1,099                    1,099
Other, net                                              130                      129
Deferred income tax asset                            17,202                   16,975
Deferred policy acquisitions costs                   (4,147)                  (4,345)
Unrealized gains on investments                      (2,117)                  (1,977)
Other, net                                             (369)                    (371)
Deferred income tax liability                        (6,633)                  (6,693)
Net deferred income tax asset                    $   10,569               $   10,282

        The Company has not established a valuation reserve because it believes, based on its tax-planning strategies and projected future earnings, that it is likely that the net deferred tax asset will be fully realized.

       A reconciliation of income taxes computed at the statutory federal income tax rate to the income tax provision is presented below:

                                1997                   1996                   1995
                                   % of Pre-Tax           % of Pre-Tax           % of Pre-Tax
                          Amount   Income        Amount   Income        Amount   Income
                                              (Dollars in thousands)
Taxes based on statutory
 federal income tax rate  $ 3,767  35.0%         $ 2,176  35.0%         $ 5,909  35.0%
Add (deduct):
   Tax exempt interest     (1,994)(18.5)          (2,338)(37.6)          (2,131)(12.6)
   Other, net                 196   1.8              215   3.5              181   1.1
Total income taxes        $ 1,969  18.3%         $    53   0.9%         $ 3,959  23.5%

6.     Long-Term Debt

        In September 1995, the Company purchased 1.5 million shares of its common stock beneficially owned by Willis Corroon Group plc for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of December 31, 1997, the weighted average interest rate was 6.89%, and the fair value of the loan approximated the carrying value.

       Principal payments due on the term loan are as follows:

 Year ending December 31,        Principal Amount
                                (Dollars in thousands)
       1998                          $ 3,625
       1999                            4,125
       2000                            4,625
       2001                            5,000
       2002                            3,750
       Total                         $21,125

       In October 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of December 31, 1997, the fair value of the interest rate swap approximated the carrying value.

7.     Fair Value of Financial Instruments

        The Company follows SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosure of an estimate of the fair value of financial instruments. The Statement defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. The following table summarizes the carrying amount and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996.


                                           Year ended December 31
                                   1997                          1996
                                           (Dollars in thousands)
                           Carrying     Estimated        Carrying    Estimated
                            Amount      Fair Value        Amount     Fair Value
Financial assets:
 Investments and cash      $313,082     $313,082         $303,869    $303,869
Financial liabilities:
 Long-term debt              21,125       21,129           24,625      24,651

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investments and cash

        The  fair values of fixed maturities are based on  quoted
market   prices.   The  fair  value  of  short-term   instruments
approximates amortized cost. The fair value of cash and cash equivalents approximates amortized cost.

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

8.     Commitments and Contingencies

Leases

        The Company and its subsidiaries lease certain office facilities and computer equipment. Minimum rental commitments for these leases, exclusive of escalations due to real estate taxes and operating expenses, are as follows:

       Year ending December 31,         (Dollars in thousands)
         1998                                 $1,163
         1999                                  1,130
         2000                                    964
         2001                                    755
         2002                                    784
         Thereafter                            4,728
                                              $9,524

         Total rent expense for all leases was $1,469,000, $1,310,000 and $959,000 in 1997, 1996 and 1995, respectively.

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

        Under state insurance laws of Pennsylvania, the maximum amount of dividends which can be paid by Pennsylvania-domiciled insurance companies without prior approval of the Insurance Commissioner is limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the insurance company's net income for the previous year. Under state insurance laws of California, Associated is permitted to pay as dividends to the Company, after advance notice to the California Insurance Department, an amount equal to the greater of 10% of Associated's policyholders surplus at the end of the preceding year or its statutory net income for the preceding year. Dividends in excess of these amounts require the prior approval of the California Insurance Department. Dividends may be paid only out of earned surplus. As such, at December 31, 1997, the maximum amount of dividends that Associated could pay in 1998 without California Insurance Department approval amounted to approximately $9.0 million and the maximum amount of dividends that Calvert could pay in 1998 without Pennsylvania Insurance Department approval amounted to approximately $2.0 million.

Stockholders' Equity

        A reconciliation of the two insurance subsidiaries' net income and stockholders' equity for each of the years in the three years ended December 31, 1997 and as of December 31, 1997 and 1996, as reported to the various regulatory authorities in accordance with SAP, to the related GAAP amounts included in the accompanying consolidated financial statements is as follows:

                                                                       Stockholders'
                                       Net Income                          Equity
                             1997      1996       1995               1997        1996
                                                   (Dollars in thousands)
Associated's and Calvert's
  statutory basis amounts    $ 11,013  $  7,298   $ 13,876           $ 87,705    $ 82,566
Add (deduct):
  Deferred policy
     acquisition costs           (566)      233      2,388             11,849      12,415
     Deferred income taxes        426       341       (728)            11,602      11,175
     Nonadmitted assets                                                 2,781       3,090
     Unauthorized reinsurance                                           3,862       3,980
     Foreign currency
        translation adjustment      7       (68)      (110)
     Unrealized investment gains                                        3,931       3,672
     Net income - non
        insurance subsidiaries    794       816
     Other, net                  (197)      (67)        25                 98         (33)
Associated's and Calvert's
     GAAP amounts              11,477     8,553     15,451            121,828     116,865
Holding Company:
     Non-insurance
        company expenses       (2,683)   (2,390)    (2,526)
     GAAP equity                                                      (17,319)    (21,729)
Consolidated amounts
     -- GAAP basis             $8,794    $6,163    $12,925           $104,509     $95,136

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

11.    Property and Equipment

        Property and equipment is classified with other assets in the accompanying consolidated balance sheets and is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related property and equipment and ranges principally from three to seven years.

        Property and equipment, included in Other assets in the balance sheet, is comprised of the following:

                                                        Year ended December 31,
                                                        1997              1996
                                                        (Dollars in thousands)
Furniture, fixtures and leasehold improvements          $  2,539          $  2,475
Computers                                                  2,074             1,011
Office equipment                                             416               354
                                                           5,029             3,840
Less:  Accumulated depreciation and amortization           1,715             1,116
                                                        $  3,314          $  2,724

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

       The Company's restricted stock award plan provides for the granting of up to 100,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restriction period. As of December 31, 1997, 76,500 shares are available for issuance under the plan.

        The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an option either to continue the Company's current method of accounting for stock-based compensation, or to adopt the fair value method of accounting for stock-based employee compensation plans, which would require the Company to expense the fair value of its stock options at the date of grant over the vesting period.

        The Company has continued to elect to follow Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and restricted stock plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Although the Company elected to continue to follow APB No. 25, it is required to provide additional disclosures including pro forma net income and earnings per share as if the Company adopted the fair value method for recognition purposes in 1995.

        A summary of stock option activity as of December 31, 1997, follows:

                                                            Weighted Average of
                               Available                     Exercise Price of
                              for Option     Outstanding    Outstanding Options

Balance, December 31, 1994      34,000       366,000        $13.18
  Authorized                   100,000
  Granted                     (114,000)      114,000         14.89
  Cancelled                     21,000       (21,000)        13.07

Balance, December 31, 1995      41,000       459,000         13.61
  Authorized                   250,000
  Granted                     (162,500)      162,500         17.44
  Exercised                                   (3,925)        13.00
  Cancelled                     59,250       (59,250)        15.03

Balance, December 31, 1996     187,750       558,325         14.58
  Granted                      (46,500)       46,500         16.02
  Exercised                        -         (32,500)        13.00
  Cancelled                     41,250       (41,250)        15.18

Balance, December 31, 1997     182,500       531,075         14.76



       The following table summarizes outstanding and exercisable options as of December 31, 1997.

                                 Options Outstanding                       Options Exercisable
                                     Weighted
          Range of                    Average         Weighted                         Weighted
Year of   Exercise      Number       Remaining         Average            Number        Average
of Grant   Prices    Outstanding  Contractual Life  Exercise Price      Exercisable Exercise Price
1993         $13     209,825      6.00              $13.00              148,263     $13.00
1994      $13 - $15   57,500      6.45               14.11               28,750      14.11
1995      $13 - $16  100,250      7.48               14.88               50,125      14.88
1996      $14 - $20  122,000      8.36               17.44               30,500      17.44
1997      $13 - $17   41,500      9.85               16.31                  -        16.31
                     531,075                                            257,638

        The pro forma net income and basic earnings per share determined consistent with SFAS No. 123 is as follows:


       Pro forma (1)               1997       1996      1995
       Net income                  $8,583     $5,974    $12,880
       Basic earnings per share    $1.28      $.90      $1.68

(1) During the initial phase-in period of SFAS No. 123, the effects of applying the standard for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years, based on the fact that options vest over several years and additional awards generally are made each year.

        The weighted average fair value of options granted during 1997, 1996 and 1995 were $6.62, $7.64 and $6.29, respectively.
The Black-Scholes option-pricing model was used with the following weighted average assumptions: volatility of 22.8%, and risk-free interest rate of 5.99% in 1997; volatility of 24.3%, and risk-free interest rate of 6.81% in 1996; volatility of 24.3%, and risk-free interest rate of 6.18% in 1995. For all periods, a seven-year life is assumed.

13.    Employee Benefits and Incentive Bonus Plans

        The Company maintains a defined contribution retirement 401(k) & Profit Sharing Plan. Participation in the plan is available to all employees upon their satisfaction of specified eligibility requirements. Under the 401(k) component of the plan, the Company matches, on a dollar-for-dollar basis, each employee's contribution up to 3% of eligible compensation. Under the profit sharing component of the plan, annual contributions may be authorized by the Board of Directors based upon the Company's performance for the relevant year. The Company's costs are charged to income and amounted to $0.5 million in 1997, $0.5 million in 1996 and $0.4 million in 1995.

        The Company maintains an annual incentive bonus plan for officers and other key employees. Bonuses are based upon predetermined objectives established by the Compensation Committee. The Company's total incentive bonus plan expense for the years ended December 31, 1997, 1996 and 1995 was $0.4 million, $0.6 million and $1.6 million, respectively.

14.    Concentrations of Business

       Gross premiums written in the State of California amounted to approximately $59,696,000, $68,663,000 and $76,396,000 in
1997, 1996 and 1995, respectively. In the State of New York, the Company's gross premiums written were $11,190,000, $11,975,000 and $20,141,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Gross premiums written in any other state do not exceed 10% of gross premiums written.

        The Company's architects' and engineers' professional liability insurance business is produced by Risk Administration and Management Company ("RAMCO"), an unaffiliated managing general agent. For the years ended December 31, 1997, 1996 and 1995, direct premiums written by RAMCO for the Company amounted to approximately $17,704,000, $17,843,000 and $14,452,000, respectively.

15.    Quarterly Financial Information (unaudited)

        Quarterly financial information (unaudited) for the year ended December 31, 1997 is presented below:

                                        Three months ended
                                    March 31,    June 30,    Sept. 30,      Dec. 31,
                                      1997         1997         1997          1997
                              (Dollars and shares in thousands, except per share amounts)
Gross premiums written              $  35,651    $  40,747   $  37,290      $  32,438
Net premiums written                   24,423       27,209      28,223         20,479
Net premiums earned                    23,101       25,917      27,783         27,445
Net investment income                   4,170        4,315       4,344          4,232
Realized gains on investments              17           12       2,601          3,558
Other income                              242          256         296            185
  Total revenues                       27,530       30,500      35,024         35,420
Income before income taxes              2,740        2,475       5,019            529
Net income                              2,171        2,167       3,697            759
Basic earnings per share            $    0.33     $   0.32    $   0.55      $    0.11
Weighted average shares outstanding     6,663        6,68        6,688          6,686

      Quarterly financial information (unaudited) for the year ended December 31, 1996 is presented below:

                                                     Three months ended
                                    March 31,     June 30,    Sept. 30,     Dec. 31,
                                      1996          1996         1996         1996
                              (Dollars and shares in thousands, except per share amounts)
Gross premiums written              $ 34,919      $ 39,017    $ 44,807      $ 38,194
Net premiums written                  21,213        22,585      28,165        22,644
Net premiums earned                   21,951        21,180      22,292        22,506
Net investment income                  4,159         3,921       4,065         4,308
Realized gains (losses)
  on investments                         802          (190)          4           587
Other income                             270           285         389           115
  Total revenues                      27,182        25,196      26,750        27,516
Income (loss) before income taxes      4,658          (294)      2,249          (397)
Net income                             3,505           337       1,986           335
Basic earnings per share (1)        $   0.53      $   0.05    $   0.30      $   0.05
Weighted average shares outstanding    6,648         6,656       6,660         6,661


(1) As a result of the Company's purchase of its Common Stock, the average number of shares outstanding varies from quarter to quarter, and the sum of the quarterly earnings per common share may not equal the total for the year.



16.    Subsequent Event

        In February 1998, the Company agreed to acquire The First
Reinsurance Company of Hartford ("FRH") and certain affiliated entities from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

        The  purchase consideration of $43.6 million consists  of
$31.9 million of cash and $11.7 million fair value of a new issue of  Gryphon perpetual convertible preferred stock.  The preferred stock,  which will have a face amount of $14.4 million,  will  be convertible  into 643,672 shares of the Company's  common  stock,
reflecting  a  conversion price of $22.44  per  share.   No  cash
dividends will be paid or owed during the first four and one-half years;  a  cash dividend at the rate of 4.0% of the  face  amount will  be  paid thereafter.  The preferred shares, which are  non-
callable  for  three  years, have no sinking  fund  or  mandatory redemption features.  In connection with the transaction, Gryphon intends to enter into a $55 million credit facility with a  group of  financial institutions, the proceeds of which will be used to pay  the cash portion of the purchase price and to repay existing bank borrowings.

        The  acquisition will be accounted for  by  the  purchase
method   of   accounting   under  Opinion   No.   16,   "Business
Combinations," of the Accounting Principles Board of the American
Institute of Certified Public Accountants.  Under this accounting method,  any excess of purchase price over the fair market  value of  identifiable assets acquired less liabilities assumed will be recorded as goodwill.

        The transaction, which is subject only to regulatory approvals and other customary conditions, is expected to close during the second quarter of 1998.


                           At December 31, 1997

                   SCHEDULE I -- SUMMARY OF INVESTMENTS --
                  OTHER THAN INVESTMENTS IN RELATED PARTIES

            COLUMN                                 COLUMN      COLUMN        COLUMN
               A                                      B           C             D
                                                                            Amount at
                                                                              which
                                                                           shown in the
       Type of Investment                            Cost       Value      balance sheet
                                                           (Dollars in thousands)
Fixed  maturities:
  Bonds:
   United States Government and
      government agencies and authorities          $ 78,623    $ 79,268    $ 79,268
   States, municipalities and
      political subdivisions                        108,194       5,981       5,981
   Foreign  governments                               5,857     112,516     112,516
   Mortgage-backed securities                        47,488      47,942      47,942
   Corporate bonds                                   34,344      34,846      34,846
   Total fixed maturities                           274,506     280,553     280,553
   Short-term investments                               257         257         257
   Total investments                               $274,763    $280,810    $280,810

             SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 Balance Sheets

                                                                 December 31,
                                                               1997          1996
                                                             (Dollars in thousands)
Assets
Cash and cash equivalents                                      $     517     $    289
Investment in subsidiaries                                       123,235      118,336
Income tax recoverable                                             1,574          439
Deferred income taxes                                              1,084        1,084
Other assets                                                         (99)         268
  Total assets                                                 $ 126,311     $120,416

Liabilities and stockholders' equity
Liabilities:
  Other liabilities                                            $     677     $    655
    Long-term debt                                                21,125       24,625
    Total liabilities                                             21,802       25,280
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; none issued or outstanding
    Common stock, $.01 par value; 15,000,000 shares
       authorized; 8,148,050 shares issued                            81           81
    Additional paid in capital                                    30,742       30,847
    Foreign currency translation adjustment, net of tax             (346)        (219)
    Net unrealized gains, net of tax                               3,931        3,672
    Deferred compensation                                           (151)        (257)
    Retained earnings                                             95,065       86,271
    Treasury stock, at cost; shares
       1997: 1,487,075: 1996: 1,500,000                          (24,813)     (25,259)
    Total stockholders' equity                                   104,509       95,136
       Total liabilities and stockholders' equity              $ 126,311     $120,416


                         Statements of Income

                                                         Year ended December 31,
                                                       1997       1996       1995
                                                         (Dollars in thousands)
Revenue
Net investment income                                  $    28   $     24    $    28
 Total revenues                                             28         24         28

Expenses
Operating expenses                                       2,521      1,921      3,282
Interest expense                                         1,607      1,761        595
 Total expenses                                          4,128      3,682      3,877
Loss before income taxes and equity in
 undistributed income of subsidiaries                   (4,100)    (3,658)    (3,849)
Income tax benefit                                       1,417      1,268      1,323
Loss before equity in undistributed
  income of subsidiaries                                (2,683)    (2,390)    (2,526)
Equity in undistributed income
  of subsidiaries                                       11,477      8,553     15,451

Net income                                             $ 8,794   $  6,163    $12,925






                  SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 Statements of Cash Flows
                                                       Year ended December 31,
                                                      1997       1996       1995
                                                        (Dollars in thousands)
Operating activities
  Loss before equity in undistributed
     income of subsidiaries                           $ (2,683)  $ (2,390)  $ (2,526)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Increase in income tax recoverable                                            (487)
  Deferred income tax provision                                      (995)       261
  Amortization and depreciation                             79         68         85
  Decrease (increase) in other
     assets and liabilities                               (684)      (798)       825
  Net cash used by operating activities                 (3,288)    (4,115)    (1,842)
Investing activities
  Capital expenditures                                     (11)        (2)        (5)
  Net cash used by investing activities                    (11)        (2)        (5)
Financing activities
  Dividends  received                                    6,650      4,726      2,000
  Proceeds from long-term debt                                                25,500
  Common stock acquired for treasury                                         (25,478)
  Issuance of common stock                                 340        217
  Deferred compensation                                     37       (131)
  Principal payment on long term debt                   (3,500)      (875)
  Net cash provided by financing activities              3,527      3,937      2,022
Increase (decrease) in cash
    and cash equivalents                                   228       (180)       175
Cash and cash equivalents at
    beginning of year                                      289        469        294
Cash and cash equivalents at end of year               $   517     $  289     $  469








                             Year ended December 31,

                 SCHEDULE III--SUPPLEMENTAL INSURANCE INFORMATION
 COLUMN A       COLUMN B        COLUMN C    COLUMN D    COLUMN E    COLUMN F   COLUMN G       COLUMN H       COLUMN I     COLUMN J

                              Future Policy
                                Benefits               Other Policy                           Benefits     Underwriting,
             Deferred Policy  Losses, Claims            Claims and                          Claims Losses   Acquisition,
               Acquisition       and Loss    Unearned    Benefits   Premium  Net Investment & Settlement   and Insurance  Premiums
Year&Segment      Costs          Expenses    Premiums    Payable    Revenue      Income       Expenses       Expense       Written
                                                             (Dollars in thousands)
1997
Property/
   Casualty  $    11,849      $    328,911   $ 62,351  $        0   $104,246 $ 17,061       $ 71,015       $ 45,089       $100,334
Total        $    11,849      $    328,911   $ 62,351  $        0   $104,246 $ 17,061       $ 71,015       $ 45,089       $100,334

1996
Property/
   Casualty  $    12,415      $    309,259   $ 68,683  $        0   $ 87,929 $ 16,453       $ 57,700       $ 40,967       $ 94,607
Total        $    12,415      $    309,259   $ 68,683  $        0   $ 87,929 $ 16,453       $ 57,700       $ 40,967       $ 94,607

1995
Property/
   Casualty  $    12,182      $    308,886   $ 63,472  $        0   $ 83,399 $ 15,839       $ 50,816       $ 34,590       $ 90,175
Total        $    12,182      $    308,886   $ 63,472  $        0   $ 83,399 $ 15,839       $ 50,816       $ 34,590       $ 90,175



                                  Year ended December 31,

                                  SCHEDULE IV--REINSURANCE

COLUMN A            COLUMN B          COLUMN C          COLUMN D          COLUMN E          COLUMN F
                                                                                          Percentage of
                                                      Assumed from                            Amount
                                   Ceded to Other         Other                             Assumed to
                 Direct Amount        Companies         Companies         Net Amount            Net

                                          (Dollars in thousands)

1997
Premiums:
Property/ Casualty
 Insurance      $ 142,811          $  45,792          $   3,315          $ 100,334        3.3%
  Total Premiums$ 142,811          $  45,792          $   3,315          $ 100,334        3.3%


1996
Premiums:
Property/Casualty
 Insurance      $ 154,547          $  62,330          $   2,390          $  94,607        2.5%
  Total Premiums$ 154,547          $  62,330          $   2,390          $  94,607        2.5%


1995
Premiums:
Property/Casualty
 Insurance      $ 154,904          $  66,805          $   2,076          $  90,175        2.3%
  Total Premiums$ 154,904          $  66,805          $   2,076          $  90,175        2.3%




                                                Year ended December 31,

                       SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                                                  INSURANCE OPERATIONS

COLUMN A   COLUMN B   COLUMN C   COLUMN D   COLUMN E   COLUMN F   COLUMN G   COLUMN H   COLUMN I   COLUMN J   COLUMN K

                                                                               Claims & Claim
                                                                             Adjustment Expenses
                                                                             Incurred Related to
                                                                                 (1)    (2)
                          Reserves for                                                        Amortization
Affiliation  Policy       Claim       any,                            Net                     Policy      and Claim
   with      Acquisition  Adjustment  Deducted in Unearned Earned   Investment Current Prior  Acquisition Adjustment Premiums
 Company     Costs        Expenses    Column C    Premiums Premiums Income     Year    Years  Costs       Expenses   Written
                                                             (Dollars in Thousands)

1997
Consolidated
  Property/Casualty
     Entities   $11,849 $328,911 $   - $62,351 $104,246 $17,061  $64,222 $ 6,793 $34,006 $54,221 $100,334

1996
Consolidated
Property/Casualty
     Entities   $12,415 $309,259 $   - $68,683 $87,929  $16,453  $53,402 $ 4,298 $30,062 $42,304 $ 94,607

1995
Consolidated
Property/Casualty
     Entities   $12,182 $308,886 $   - $63,472 $83,399  $15,839  $50,424 $   392 $26,706 $40,707 $ 90,175