Form 10-Q
period 1998-03-31
GRYPHON HOLDINGS INC
filed 1998-05-13
CIK 912558

1

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

  For Quarter Ended   March 31, 1998 Commission file number
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

              Class
Outstanding at March 31, 1998
Common stock, par value $.01
6,739,506





                    Gryphon Holdings Inc.
                      TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                         Page

Item 1.   Financial  Statements
             Consolidated Balance Sheets at
             March 31, 1998 and December 31, 1997......... 3

             Consolidated  Statements of Income for the
             three months ended March 31, 1998 and 1997...  4

             Consolidated Statements of Cash Flows for
             the three months ended March 31, 1998
             and 1997.....................................  5

          Notes to Consolidated Financial Statements......  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations... 11

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-................. 16
Signatures................................................ 16

EXHIBIT 27  Financial Data Schedule....................... 17











             Gryphon Holdings Inc. and Subsidiaries

                   Consolidated Balance Sheets

                                                         March 31, December 31,
                                                         1998      1997
                                                         (Dollars in Thousands)
Assets
Investments:
 Fixed maturities, available for sale, at fair value
   (amortized cost: 3/31/98-$293,665; 12/31/97-$274,506)  $298,388  $280,553
   Short-term investments, at cost,
     which approximates market                                 257       257
Total investments                                          298,645   280,810
Cash and cash equivalents                                   16,909    32,272
Accrued investment income                                    4,028     4,071
Premiums receivable                                         19,061    16,151
Reinsurance recoverable on paid losses                      21,538    18,261
Reinsurance recoverable on unpaid losses                   154,050   140,810
Prepaid reinsurance premiums                                17,029    16,573
Deferred policy acquisition costs                           10,970    11,849
Deferred income taxes                                       11,694    10,569
Other assets                                                 7,683     7,619

Total assets                                              $561,607  $538,985

Liabilities and Stockholders' Equity
Policy liabilities:
 Unpaid losses and loss adjustment expenses                343,869  $328,911
 Unearned premiums                                          60,664    62,351
Total policy liabilities                                   404,533   391,262
Reinsurance balances payable                                19,711    12,179
Income taxes payable                                         1,285       389
Long-term debt                                              20,250    21,125
Other liabilities                                           10,012     9,521
Total liabilities                                          455,791   434,476
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
  authorized; none issued or outstanding
 Common stock, $.01 par value; 15,000,000 shares
  authorized; 8,148,050 shares issued                           81        81
 Additional paid-in capital                                 30,592    30,742
  Accumulated  other comprehensive income, net of  tax       2,732     3,585
 Deferred compensation                                        (284)     (151)
   Retained earnings                                        96,620    95,065
 Treasury stock, at cost; shares 1998: 1,408,544;
  1997: 1,461,169                                          (23,925)  (24,813)
Total stockholders' equity                                 105,816   104,509

Total liabilities and stockholders' equity                $561,607  $538,985


See accompanying notes to consolidated financial statements.
The interim financial statements are unaudited.



             Gryphon Holdings Inc. and Subsidiaries

                Consolidated Statements of Income

                                                Three months ended March 31,
                                                      1998        1997
                                             (Dollars and shares in thousands,
                                                   except per-share data)
  Revenues
  Gross premiums written                              $  34,011   $   35,651
  Net premiums written                                   20,357       24,423

  Net premiums earned                                    22,515       23,101
  Net investment income                                   4,202        4,170
  Realized gains on investments                           1,011           17
  Other income                                               19          242
  Total revenues                                         27,747       27,530

  Expenses
  Losses and loss adjustment expenses                    14,952       13,507
  Underwriting, acquisition, and insurance expenses      10,649       10,862
  Interest  expense                                         367          421
  Total expenses                                         25,968       24,790

  Income before income taxes                              1,779        2,740
  Provision for income taxes (benefit):
    Current                                                 884          318
    Deferred                                               (660)         251
  Total income taxes                                        224          569

  Net income                                          $   1,555    $   2,171

  Other comprehensive income, net of tax:
       Unrealized investment losses, net of
           reclassification adjustments                    (862)      (3,688)
       Foreign currency translation adjustments               9          (21)

  Comprehensive income                                $    702     $  (1,538)

  Basic net earnings per share                          $ 0.23        $ 0.33

  Basic comprehensive income per share                  $ 0.10        $(0.23)

  Weighted average shares outstanding                    6,697         6,663


See accompanying notes to consolidated financial statements.
These statements are unaudited.



             Gryphon Holdings Inc. and Subsidiaries

              Consolidated Statements of Cash Flows

                                              Three months ended March 31,
                                                    1998         1997
                                                 (Dollars in thousands)
  Operating activities
  Net income                                        $1,555       $2,171
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      (Decrease) increase in net policy liabilities (3,702)       4,376
      (Increase) decrease in premiums receivable    (2,910)         372
      Decrease (increase) in deferred
        policy acquisition costs                       879         (807)
      Deferred income tax provision                   (660)         251
      Decrease (increase) in other assets
        and liabilities                              1,275       (4,801)
      Amortization and depreciation                    234          182
      Amortization of bond discount, net               239          155
      Realized gains on investments                 (1,011)         (17)
      Increase (decrease) in reinsurance
        balances payable                             7,532       (1,571)
      Decrease (increase) in accrued
        investment income                               43         (173)
  Net cash provided by operating activities          3,474          138

  Investing activities
  Sales of fixed maturities                        231,383       74,984
  Purchases of fixed maturities                   (249,753)     (67,804)
  Capital expenditures                                (192)        (244)
  Net cash (used in) provided by
    investing activities                           (18,562)       6,936

  Financing activities
  Principal payment on long-term debt                 (875)        (875)
  Issuance of common stock                             739          371
  Deferred compensation                               (148)         (29)
  Net cash used by financing activities               (284)        (533)

  Effect of exchange rate changes on cash                9          (21)


  (Decrease) increase in cash and cash equivalents (15,363)       6,520
  Cash and cash equivalents at beginning of period  32,272       23,398
  Cash and cash equivalents at end of period       $16,909      $29,918
  Supplemental disclosure of cash flow information
    Interest paid                                     $367         $421


See accompanying notes to consolidated financial statements.
These statements are unaudited.






1.   Basis of Presentation

     Gryphon Holdings Inc. (the "Company") operates through its main subsidiary, Gryphon Insurance Group Inc., as a specialty property and casualty underwriting organization. The Company's wholly owned insurance company subsidiaries are Associated International Insurance Company ("Associated") and Calvert Insurance Company ("Calvert"). The accompanying consolidated financial statements include, for all periods presented, the
accounts  and  operations  of  Gryphon  Holdings  Inc.  and   its
subsidiaries.

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

     The major categories of net investment income are summarized as follows:
                                          For the three months
                                              ended March 31,
                                             1998        1997
                                           (Dollars in thousands)

Fixed maturities                             $4,228      $4,154
Cash, cash equivalents and
   short-term investments                       326         262
Total investment income                       4,554       4,416
Less related expenses                           352         246
Net investment income                        $4,202      $4,170



      The gross realized gains and losses from sales of fixed maturity securities are as follows:

                                          For the three months
                                             ended March 31,
                                            1998        1997
                                         (Dollars in thousands)
Gross realized gains                        $1,214      $  472
Gross realized losses                         (203)       (455)
Net realized gain on sales                  $1,011      $   17

      At March 31, 1998 and December 31, 1997, the amortized cost and estimated fair values of investments in fixed maturities, by categories of securities, and short-term investments were as follows:

                                               Gross      Gross    Estimated
                                Amortized   Unrealized  Unrealized    Fair
                                   Cost        Gains      Losses      Value
                                             (Dollars in thousands)
March 31, 1998
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies     $ 75,749    $ 652       $ (247)    $ 76,154
Debt securities issued by
  foreign governments              4,858      131                     4,989
Tax-exempt obligations of
  states and political
  subdivisions                   135,936    3,665         (112)     139,489
Mortgage-backed securities        40,677      428         (100)      41,005
Corporate securities              36,445      444         (138)      36,751
                                 293,665    5,320         (597)     298,388
Short-term investments               257                                257
                                $293,922   $5,320         (597)    $298,645


                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Fair
                                   Cost        Gains       Losses      Value
                                             (Dollars in thousands)
December 31, 1997
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies     $ 78,623     $   667     $   (22)    $ 79,268
Debt securities issued by
  foreign governments              5,857         130         ( 6)       5,981
Tax-exempt obligations of states
  and political subdivisions     108,194       4,322                  112,516
Mortgage-backed securities        47,488         501         (47)      47,942
Corporate securities              34,344         617        (115)      34,846
                                 274,506       6,237        (190)     280,553
Short-term investments               257                                  257
                                $274,763      $6,237       $(190)    $280,810

4.   Long-Term Debt

      In September 1995, the Company purchased 1.5 million shares of its Common Stock beneficially owned by Willis Corroon Group plc for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of March 31, 1998, the weighted average interest rate was 6.95%, and the fair value of the loan approximated the carrying value.

     Principal payments due on the term loan are as follows:

                                          Principal Amount
Year ending December 31,               (Dollars in thousands)

     1998                                  $  2,750
     1999                                     4,125
     2000                                     4,625
     2001                                     5,000
     2002                                     3,750
     Total                                  $20,250

      In October 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of March 31, 1998, the fair value of the interest rate swap approximated the carrying value.

5.   Earnings Per Share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company implemented in 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Primary earnings per share have been replaced by basic earnings per share and calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share have been replaced by diluted earnings per share and calculated by including additional common shares that would have been outstanding if potentially dilutive shares had been issued during the period. Prior period earnings per share were not affected by the adoption of SFAS No. 128.

6.   Comprehensive Income

      As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments, net of taxes. This new standard only changes the presentation of certain information in the financial statements and does not affect the Company's financial position or results of operations.

      The summary of the Accumulated other comprehensive income, net of tax, as reported in the Consolidated Balance Sheets are as follows:

                                          For the three months
                                             ended March 31,
                                           1998           1997
                                          (Dollars in thousands)
Unrealized investment gains,
  net of tax                               $  3,069       $  3,931
Foreign currency translation
  adjustments, net of tax                      (337)          (346)

Accumulated other comprehensive
  income, net of tax                       $  2,732       $  3,585

The following table provides a summary of the components of net unrealized investment losses, as reported in the Consolidated
Statements of Income:

                                          For the three months
                                             ended March 31,
                                          1998           1997
                                           (Dollars in thousands)
Unrealized investment losses
  arising during the period
  (net of taxes of $109 in 1998
  and $1,980 in 1997)                     $(204)         $  (3,677)
   Less: reclassification adjustments
     for realized gains included in
     net income (net of taxes of $353
     in 1998 and $6 in 1997)               (658)               (11)
Net unrealized investment losses
  on  securities                     $     (862)         $   (3,688)

7.   New Accounting Standards

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement relates to presentation of information and will have no impact on results of operations or financial condition. An annual presentation is required for the year ending December 31, 1998 and interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company is currently evaluating the segment information disclosures required by SFAS No. 131.

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance-related Assessments" ("SOP 97-3"). SOP 97-3 establishes standards for accounting for guaranty-fund and certain other insurance related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998 and requires any impact of adoption to be reported as a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

8.   Material Event

      In February 1998, the Company agreed to acquire The First Reinsurance Company of Hartford and Oakley Underwriting Agency from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

      The purchase consideration of $43.6 million consists of $31.9 million of cash and $11.7 million fair value of a new issue of Gryphon perpetual convertible preferred stock. The preferred stock, which will have a face amount of $14.4 million, will be convertible into 643,672 shares of the Company's common stock, reflecting a conversion price of $22.44 per share. No cash dividends will be paid or owed during the first four and one-half years; a cash dividend at a rate of 4.0% of the face amount will be paid thereafter. The preferred shares, which are non-callable for three years, have no sinking fund or mandatory redemption features. In connection with the transaction, Gryphon intends to enter into a $55 million credit facility with a group of financial institutions, the proceeds of which will be used to pay the cash portion of the purchase price and to repay existing bank borrowings.

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

9.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended March 31, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1997 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.


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

Results of Operations

First Quarter of 1998 Compared with the First Quarter of 1997

      Gross Premiums Written. Gross premiums written were $34.0 million for the first quarter of 1998, compared with $35.7 million for the first quarter of 1997. In 1998, the Company's gross premiums written decreased due to business lost as a result of competition for premiums, which has affected the following lines of business: a $1.4 million decrease in Casualty premiums; a $0.9 million decrease in Other Property, primarily in the Company's national accounts business; and a $0.7 million decrease in Specialty Lines. Such decreases were partially offset by a $0.7 million increase in Difference in Conditions ("DIC") premiums; a $0.4 million increase in Commercial Automobile; and a $0.3 million increase in Architects' & Engineers' Liability.

      Net Premiums. Net premiums written decreased to $20.4 million for the first quarter of 1998 from $24.4 million for the first quarter of 1997. Net premiums written were affected in 1998 by most of the factors described above. In addition, Commercial Automobile and DIC net premiums written decreased due to increased ceded premiums from quota share reinsurance agreements entered into in 1998. The Commercial Automobile quota share treaty reduced the net retention to $250,000 per risk from $500,000 per risk, and in DIC a companion carrier was replaced by a quota share reinsurer.

      Net premiums earned decreased by 2.5% to $22.5 million for the first quarter of 1998 from $23.1 million in the first quarter of 1997.

      Net Investment Income. Net Investment income was $4.2 million for the first quarter of 1998 compared with $4.2 million for the first quarter of 1997. In 1998, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the first quarter of 1997.

     Net Realized Gains on Investments. During the first quarter of 1998, the Company realized a net gain of $1.1 million, compared with a net gain of seventeen thousand dollars for the first quarter of 1997. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

      Other Income. For the first quarter of 1997, the Company recorded $0.2 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier. In 1998, the companion carrier was replaced by a quota share reinsurer.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses ("LAE") increased by 10.7% to $15.0 million for the first quarter of 1998 from $13.5 million for the first quarter of 1997, due to increased exposures from a change in the Company's mix of business, increased target loss ratios for certain Casualty lines, and reserve increases of $2.3 million for Casualty and Specialty Lines. Losses and LAE were 66.4% of net premiums earned in the first quarter of 1998, compared with 58.5% in the first quarter of 1997.

       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses were $10.6 million for the first quarter of 1998, compared with $10.9 million for the first quarter of 1997. The expense decrease was primarily attributable to lower acquisition costs, resulting from reduced business written.

     Interest Expense. Interest expense was $0.4 million for the first quarter of 1998, compared with $0.4 million for the first quarter of 1997. Interest expense resulted from a term loan of $25.5 million borrowed in 1995 to finance the purchase of 1.5 million shares of the Company's common stock. The outstanding balance as of March 31, 1998 is $20.3 million.

      Income Taxes. Income taxes were $0.2 million for the first quarter of 1998, compared with $0.6 million for the first quarter of 1997.

      Net  Income.   Net income was $1.6 million  for  the  first
quarter of 1998, compared with $2.2 million for the first quarter of 1997.

       Weighted Average Shares Outstanding. Average shares outstanding were 6.7 million in 1998 and 1997. The Company's basic earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

     Liquidity and Capital Resources

      The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and general and administrative expenses. Net cash provided by operations was $3.5 million for the first three months of 1998, compared with $0.1 million for the first three months of 1997.

      At March 31, 1998, the Company maintained cash and cash equivalents of $16.9 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at March 31, 1998 were held by its subsidiaries.

      Reinsurance recoverables on unpaid losses were $154.1 million at March 31, 1998 and $140.8 million at December 31, 1997. Due to the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.

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

      Recently, there has been significant public discussion regarding the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

      The Company has completed an assessment of its core financial and operational software systems and believes it will be in compliance with the requirements necessary to avoid the "Year 2000" problem. The Company will test these systems to confirm their compliance. If for any reason these systems are not in compliance by December 31, 1999, the Year 2000 issue could have a material impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

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

      In February 1998, the Company agreed to acquire The First Reinsurance Company of Hartford and Oakley Underwriting Agency from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

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

      In connection with the pending acquisition and management changes, a restructuring of Gryphon Insurance Group, the Company's main operating unit, will be undertaken. This will result in a charge that will be included in the second quarter results of 1998.

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

      The Company's management has undertaken a comprehensive review of its current and previous business, including a review of reserve issues relating to older business. This process should be substantially complete by the end of the second quarter of 1998. If, in the opinion of management, any reserve charges are warranted, they will be included in second quarter results.

      The Company has no off-balance-sheet obligations that are not disclosed in its financial statements. The Company believes that retained earnings will be sufficient to satisfy its long-term capital requirements to fund organic growth.

Effects of Inflation

      There was no significant impact on the Company's operations as a result of inflation during the first quarter of 1998.
However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.

PART II - OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
a)  Exhibits
Exhibit No.    Description                             Page No.
Ex-27          Financial Data Schedule                       17
b) A Form 8-K was filed by the Company on February 23, 1998, in connection with the execution of a Stock Purchase Agreement by and between the Company and Dearborn Risk Management, Inc. ("Dearborn") and relating to the acquisition by the Company of The First Reinsurance Company of Hartford and Oakley Underwriting Agency from Dearborn.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gryphon  Holdings  Inc.
                                                 (Registrant)

Date:   May  12, 1998                     Stephen A. Crane
                                          Stephen A. Crane
                                          President & Chief
                                            Executive Officer

Date:   May 12, 1998                      Robert P. Cuthbert
                                          Robert P. Cuthbert
                                          Senior Vice President &
                                          Chief Financial Officer
                                          (Principal Financial and
                                            Accounting Officer)





_______________________________