Form 10-Q
period 1998-06-30
GRYPHON HOLDINGS INC
filed 1998-08-12
CIK 912558

1



               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES  EXCHANGE ACT OF 1934

 For Quarter Ended June 30, 1998  Commission file number 0-5537

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

Registrant's telephone number,including area code: (212) 825-1200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    x        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at June 30, 1998
Common stock, par value $.01                       6,740,229






                        Gryphon Holdings Inc.
                          TABLE OF CONTENTS



Part I.     FINANCIAL INFORMATION                            Page

Item 1.     Financial  Statements
            Consolidated Balance Sheets at
              June 30, 1998 and December 31, 1997              3

            Consolidated  Statements of Income for
              the three and six months
              ended June 30, 1998 and 1997                     4

            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1998 and 1997      5

            Notes to Consolidated Financial Statements         6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations   12

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a vote of
              Security Holders                                18

Item 5.     Other Information                                 19

Item 6.     Exhibits and Reports on Form 8-K                  19

Signatures                                                    20

EXHIBIT 27  Financial Data Schedule                           21


                       PART I-FINANCIAL INFORMATION
                  Gryphon Holdings Inc. and Subsidiaries
                        Consolidated Balance Sheets
                                               June 30,        December 31,
                                                1998               1997
                                                  (Dollars in thousands)
Investments:
   Fixed maturities, available for sale,
     at fair value (amortized cost:
     6/30/98-$294,052; 12/31/97-$274,506)     $300,082        $280,553
   Equity securities, available for sale,
     at fair value (cost: 6/30/98 - $660)          667
      Short-term investments, at cost,
        which approximates market                  233             257
Total investments                              300,982         280,810
Cash and cash equivalents                       18,990          32,272
Accrued investment income                        4,239           4,071
Premiums receivable                             25,526          16,151
Reinsurance recoverable on paid losses          18,480          18,261
Reinsurance recoverable on unpaid losses       164,086         140,810
Prepaid reinsurance premiums                    21,615          16,573
Deferred policy acquisition costs               11,700          11,849
Deferred income taxes                           13,737          10,569
Income taxes receivable                          1,445
Other assets                                     8,731           7,619
Total assets                                  $589,531        $538,985

Liabilities and Stockholders' Equity
Policy liabilities:
   Unpaid losses and loss adjustment
     expenses                                 $364,582        $328,911
   Unearned premiums                            69,942          62,351
Total policy liabilities                       434,524         391,262
Reinsurance balances payable                    27,157          12,179
Income taxes payable                                               389
Long-term debt                                  19,375          21,125
Other liabilities                                9,998           9,521
Total liabilities                              491,054         434,476
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value;
      1,000,000 shares authorized;
      none issued or outstanding
    Common stock, $.01 par value;
      15,000,000 shares authorized;
      8,148,050 shares issued                       81              81
    Additional paid-in capital                  30,581          30,742
    Accumulated other comprehensive
      income, net of tax                         3,503           3,585
    Deferred compensation                         (259)           (151)
    Retained earnings                           88,486          95,065
    Treasury stock, at cost;
      shares 1998: 1,407,821;
      1997: 1,461,169                          (23,915)        (24,813)
Total stockholders' equity                      98,477         104,509
Total liabilities and stockholders' equity    $589,531        $538,985

See accompanying notes to consolidated financial statements.
The interim financial statements are unaudited.



               Gryphon Holdings Inc. and Subsidiaries
                  Consolidated Statements of Income

                                     Three months ended    Six months ended
                                          June 30,             June 30,
                                     1998        1997      1998        1997
                                        (Dollars and shares in thousand,
                                            except per-share data)
Revenues
Gross premiums written               $44,497     $40,747   $78,508     $76,398
Net premiums written                  26,609      27,209    46,966      51,632

Net premiums earned                   21,916      25,917    44,431      49,018
Net investment income                  4,200       4,315     8,402       8,485
Realized gains on investments            286          12     1,297          29
Other income                                         256                   498
Total revenues                        26,402      30,500    54,130      58,030

Expenses
Losses and loss adjustment expenses   27,769      16,460    42,721      29,967
Underwriting, acquisition,
   and insurance expenses             11,546      11,156    22,176      22,018
Interest expense                         323         409       690         830
Total expenses                        39,638      28,025    65,587      52,815

Income (loss) before income taxes    (13,236)      2,475   (11,457)      5,215
Provision for income taxes (benefit):
     Current                          (2,596)        880    (1,712)      1,198
     Deferred                         (2,506)       (572)   (3,166)       (321)
Total income taxes                    (5,102)        308    (4,878)        877

Net income (loss)                    $(8,134)     $2,167   $(6,579)     $4,338

Other comprehensive income,
   net of tax:
     Unrealized investment gains
       (losses), net of
       reclassification adjustments      855       3,102        (7)       (586)
     Foreign currency translation
       adjustments                       (84)          9       (75)        (12)

Comprehensive income (loss)          $(7,363)     $5,278   $(6,661)     $3,740

Basic net earnings (loss) per share   $(1.21)      $0.32    $(0.98)      $0.65

Basic comprehensive income
  (loss) per share                    $(1.09)      $0.79    $(0.99)      $0.56

Weighted average shares outstanding    6,740       6,688     6,718       6,676

See accompanying notes to consolidated financial statements.
These statements are unaudited.


                     Gryphon Holdings Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                               Six months ended June 30,
                                                    1998        1997
                                                 (Dollars in thousands)
Operating activities
Net income                                     $   (6,579)   $    4,338
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Increase in net policy liabilities            14,725         8,799
     Increase in premiums receivable               (9,375)       (2,311)
     Decrease (increase) in deferred
       policy acquisition costs                       149        (1,118)
     Deferred income tax provision                 (3,166)         (321)
     Increase in other assets and liabilities      (2,468)       (4,999)
     Amortization and depreciation                    453           372
     Amortization of bond discount, net               510           273
     Realized gains on investments                 (1,297)          (29)
     Increase (decrease) in reinsurance
       balances payable                            14,978       (10,053)
     Decrease (increase) in accrued
       investment income                             (168)           21
Net cash provided by (used in)
       operating activities                         7,762        (5,028)

Investing activities
Sales of fixed maturities                         159,842       167,960
Purchases of fixed maturities                    (178,577)     (165,090)
Purchases of equity securities                       (660)
Capital expenditures                                 (414)         (576)
Net cash (used in) provided by
   investing activities                           (19,809)        2,294

Financing activities
Principal payment on long-term debt                (1,750)       (1,750)
Issuance of common stock                              738           371
Deferred compensation                                (148)          (29)
Net cash used in financing activities              (1,160)       (1,408)

Effect of exchange rate changes on cash               (75)          (12)


Decrease in cash and cash equivalents             (13,282)       (4,154)
Cash and cash equivalents at
   beginning of period                             32,272        23,398
Cash and cash equivalents at end of period      $  18,990     $  19,244

Supplemental disclosure of cash flow information
Income taxes paid                                     $75          $260
Interest paid                                         690           830

See accompanying notes to consolidated financial statements.
These statements are unaudited.



             Gryphon Holdings Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

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

    The major categories of net investment income are summarized as follows:

                                 For the three months      For the six months
                                     ended June 30,           ended June 30,
                                     1998    1997             1998     1997
                                             (Dollars in thousands)
Fixed maturities                     $4,145  $3,907           $8,275   $8,061
Cash, cash equivalents and
   short term-investments               310     650              636      912
Total investment income               4,455   4,557            8,911    8,973
Less related expenses                   255     242              509      488
Net investment income                $4,200  $4,315           $8,402   $8,485

    The gross realized gains and losses from sales of fixed maturity securities are as follows:

                                      For the three months   For the six months
                                          ended June 30,       ended June 30,
                                         1998      1997       1998      1997
                                                (Dollars in thousands)
Gross realized gains                     $416      $696     $1,630    $1,168
Grossed realized losses                  (130)     (684)      (333)   (1,139)
Net realized gain on sales               $286        12     $1,297       $29

      At June 30, 1998 and December 31, 1997, the amortized cost and estimated fair values of investments in fixed maturities and equity securities, by categories of securities, and short-term investments were as follows:

                                             Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
                                   Cost      Gains       Losses     Value
                                           (Dollars in thousands)
June 30, 1998
Fixed maturities
  U.S. Treasury securities
    and obligations of
    U.S. government
    corporations and agencies   $58,010    $898        $(13)       $58,895
  Debt securities issued
    by foreign governments        4,738     135                      4,873
  Tax-exempt obligations
    of states and
    political subdivisions      138,165   3,728         (33)       141,860
  Mortgage-backed securities     45,582     656         (19)        46,219
  Corporate securities           47,557     736         (58)        48,235
    Total fixed maturities      294,052   6,153        (123)       300,082
Equity securities
  Preferred stock                   660       7                        667
Short-term investments              233                                233
                               $294,945  $6,160       $(123)       300,982


December 31, 1997
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                $78,623    $667        $(22)       $79,268
  Debt securities issued by
    foreign governments           5,857     130          (6)         5,981
  Tax-exempt obligations of
    states and political
    subdivisions                108,194   4,322                    112,516
Mortgage-backed securities       47,488     501         (47)        47,942
Corporate securities             34,344     617        (115)        34,846
                                274,506   6,237        (190)       280,553
Short-term investments              257                                257
                               $274,763  $6,237       $(190)      $280,810

4.   Long-Term Debt

     In September 1995, the Company purchased 1.5 million shares of its Common Stock beneficially owned by Willis Corroon Group plc for a purchase price of $25.5 million, including related expenses. The Company financed its purchase through an unsecured term loan from commercial lending institutions. This loan matures in varying amounts through 2002 with interest payable at least quarterly. The term loan interest rate is equivalent to either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus 1%, at the discretion of the Company. The term loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of June 30, 1998, the weighted average interest rate was 6.95%, and the fair value of the loan approximated the carrying value.

    Principal payments due on the term loan are as follows:
                                          Principal Amount
Year ending December 31,               (Dollars in thousands)

     1998                                    $1,875
     1999                                     4,125
     2000                                     4,625
     2001                                     5,000
     2002                                     3,750
     Total                                  $19,375

     In October 1995, the Company entered into an interest rate swap agreement with a commercial lending institution in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swap was effected with respect to the first $15.5 million of scheduled principal amortizations of the $25.5 million loan. The impact of the swap was to create an effective fixed rate of 6.97% on the $15.5 million principal amount. As of June 30, 1998, the fair value of the interest rate swap approximated the carrying value.

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

6.   Comprehensive Income

      As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments, net of taxes. This new standard changes only the presentation of certain information in the financial statements and does not affect the Company's financial position or results of operations.

      The summary of the Accumulated other comprehensive income, net of tax, as reported in the Consolidated Balance Sheets are as follows:

                                            For the six months
                                               ended June 30,
                                            1998          1997
                                          (Dollars in thousands)
Unrealized investment gains,
  net of tax                              $3,924          $3,086
Foreign  currency translation
  adjustments, net of tax                   (421)           (231)
Accumulated other comprehensive
  income, net of tax                      $3,503          $2,855

     The following table provides a summary of the components of net unrealized investment gains (losses), as reported in the Consolidated Statements of Income:

                                    For the three months    For the six months
                                       ended June 30,          ended June 30,
                                     1998         1997       1998         1997
                                               (Dollars in thousands)
Unrealized investment gains
  (losses) arising during the
  period (net taxes of $560 and
  $451 in 1998, respectively and
  $1,672 and $(310) in 1997,
  respectively)                      $1,041       $3,106     $836         $(576)
    Less: reclassification
      adjustments for realized
      gains included in net income
      (net of taxes of $100 and
      $454 in 1998, respectively
      and $4 and $10 in 1997,
      respectively)                     186            4      843            10
Net unrealized investment gains
  (losses) on securities               $855       $3,102      $(7)        $(586)

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and results of operations.

8.  Subsequent Event

     In July 1998, the Company acquired The First Reinsurance Company of Hartford and Oakley Underwriting Agency from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

     The purchase consideration of $43.6 million consisted of $31.9 million of cash and $11.7 million fair value of a new issue of Gryphon perpetual convertible preferred stock. The preferred stock, which has a face amount of $14.4 million, is convertible into 643,672 shares of the Company's common stock, reflecting a conversion price of $22.44 per share. No cash dividends will be paid or owed during the first four and one-half years; a cash dividend at a rate of 4.0% of the face amount will be paid thereafter. The preferred shares, which are non-callable for three years, have no sinking fund or mandatory redemption features. In connection with the transaction, Gryphon entered into a $55.0 million credit facility with a group of financial institutions, the proceeds of which were used to pay the cash portion of the purchase price and to repay existing bank borrowings.

     The Company has entered into interest rate swap agreements with commercial lending institutions in order to reduce the impact of interest rate fluctuations on the Company's borrowings. The interest rate swaps were effected with respect to the first $44.4 million of scheduled principal amortizations of the $55.0 million borrowing. The impact of the swaps was to create an effective fixed rate of 7.62% on the $44.4 million principal amount.

     In the third quarter of 1998, the acquisition will be accounted for by the purchase method of accounting under Opinion No. 16, "Business Combinations," of the Accounting Principles Board of the American Institute of Certified Public Accountants. Under this accounting method, any excess of purchase price over the fair market value of identifiable assets acquired less liabilities assumed will be recorded as goodwill.

9.  Unaudited Consolidated Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended June 30, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1997 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.


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

Results of Operations

Second Quarter of 1998 Compared with the Second Quarter of 1997

     Gross Premiums Written. Gross premiums written were $44.5 million for the second quarter of 1998, compared with $40.7 million for the second quarter of 1997. In 1998, the Company's gross premiums written experienced increases in the following lines of business: a $3.4 million increase in Difference in Conditions ("DIC") premiums as a result of the replacement of a companion carrier by a quota share reinsurer in 1998; a $3.0 million increase in Architects' & Engineers' Liability, primarily due to expanded marketing and the issuance of new multi-year policies; and a $1.0 increase in Commercial Automobile. Such increases were offset by a $2.5 million decrease in Casualty premiums primarily due to the discontinuance of a residential real estate developers book of business in 1998 and a $0.7 million decrease in Other Property, primarily in the Company's national account business; and a $0.3 million decrease in Specialty Lines.

     Net Premiums. Net premiums written decreased to $26.6 million for the second quarter of 1998 from $27.2 million for the second quarter of 1997. Net premiums written were affected in 1998 by most of the factors described above. In addition, Commercial Automobile and DIC net premiums written decreased due to increased ceded premiums from quota share reinsurance agreements entered into in 1998. The Commercial Automobile quota share treaty reduced the net retention to $250,000 per risk from $500,000 per risk, and in DIC a companion carrier was replaced by a quota share reinsurer.

    Net premiums earned decreased by 15% to $21.9 million for the second quarter of 1998 from $25.9 million in the second quarter of 1997.

     Net Investment Income. Net investment income was $4.2 million for the second quarter of 1998, compared with $4.3 million for the second quarter of 1997. In 1998, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the second quarter of 1997.

    Net Realized Gains on Investments. During the second quarter of 1998, the Company realized a net gain of $0.3 million, compared with a net gain of twelve thousand dollars for the second quarter of 1997. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

     Other Income. For the second quarter of 1997, the Company recorded $0.3 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier. In 1998, the companion carrier was replaced by a quota share reinsurer.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses ("LAE") were $27.8 million for the second quarter  of  1998,  compared with $16.5 million  for  the  second quarter of 1997. In the second quarter of 1998, the Company completed a comprehensive review of its reserves, resulting in an addition of $10.6 million to reserves relating to previous accident years. The reserve strengthening related to various lines of business, including pre-1985 casualty coverages with environmental impairment and asbestos-related exposures, nursing home liability, commercial automobile, artisan contractors, and liquor liability in two states, almost all of which had been previously discontinued, and to health clubs and stable liability. Also, in 1998, losses and LAE increased due to increased exposures from a change in the Company's mix of business and increased estimated loss ratios for certain Casualty lines.

       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses were $11.5 million for the second quarter of 1998, compared with $11.2 million for the second quarter of 1997. In the second quarter of 1998, the Company recorded a restructuring charge of $0.8 million relating to the elimination of sixteen positions, as well as the related write-off of future office lease obligations on certain space that is no longer necessary. The restructuring charge was partially offset by lower acquisition costs in 1998.

     Interest Expense. Interest expense was $0.3 million for the second quarter of 1998, compared with $0.4 million for the second quarter of 1997. Interest expense resulted from a term loan of $25.5 million borrowed in 1995 to finance the purchase of 1.5 million shares of the Company's common stock. The outstanding balance as of June 30, 1998 was $19.4 million.

     Income Taxes (benefit). A $5.0 million income tax benefit was recorded for the second quarter of 1998, compared with income taxes of $0.3 million for the second quarter of 1997. In 1998, the income tax benefit resulted from an operating loss due to reserve strengthening and a restructuring charge.

     Net  Income (loss).  The Company recorded a net loss of $8.1 million  for  the  second  quarter of 1998,  compared  with  $2.2 million net income for the second quarter of 1997.

      Weighted Average Shares Outstanding. Average shares outstanding were 6.7 million in 1998 and 6.7 million in 1997. The Company's basic earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.


Six Months Ended June 30, 1998 Compared with the Six Months Ended
June 30, 1997

     Gross Premiums Written. Gross premiums written were $78.5 million for the six months ended June 30, 1998, compared with $76.4 for the six months ended June 30, 1997. In 1998, the Company's gross premiums written experienced increases in the following lines of business: a $4.0 million increase in DIC premiums as a result of the replacement of a companion carrier by a quota share reinsurer in 1998; a $3.3 million increase in Architects' & Engineers' Liability, primarily due to expanded marketing and the issuance of new multi-year policies; and a $1.3 million increase in Commercial Automobile. Such increases were offset by a $3.9 million decrease in Casualty premiums primarily due to the discontinuance of a residential real estate developers book of business in 1998; a $1.7 million decrease in Other Property, primarily in the Company's national account business; and a $1.0 million decrease in Specialty Lines.

     Net Premiums. Net premiums written decreased to $47.0 million for the six months ended June 30, 1998 from $51.6 million for the six months ended June 30, 1997. Net premiums written were affected in 1998 by most of the factors described above. In addition, Commercial Automobile and DIC net premiums written decreased due to increased ceded premiums from quota share reinsurance agreements entered into in 1998. The Commercial Automobile quota share treaty reduced the net retention to $250,000 per risk from $500,000 per risk, and in DIC a companion carrier was replaced by a quota share reinsurer.

     Net premiums earned decreased by 9% to $44.4 million for the six months ended June 30, 1998 from $49.0 million for the six months ended June 30, 1997.

     Net Investment Income. Net investment income was $8.4 million for the six months ended June 30, 1998, compared with $8.5 million for the six months ended June 30, 1997. In 1998, net investment income was affected by additional funds available for investment, but also by lower average interest rates compared with the six months ended June 30, 1997.

    Net Realized Gains on Investments. During the six months ended June 30, 1998, the Company realized a net gain of $1.3 million, compared with a net gain of twenty nine thousand dollars in 1997. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

     Other Income. For the six months ended June 30, 1997, the Company recorded $0.5 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier. In 1998, the companion carrier was replaced by a quota share reinsurer.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses were $42.7 million for the six months ended June 30, 1998, compared with $30.0 million for the six months ended June 30, 1997. In the second quarter of 1998, the Company completed a comprehensive review of its reserves, resulting in an addition of $10.6 million to reserves relating to previous accident years. The reserve strengthening related to various lines of business, including pre-1985 casualty coverages with environmental impairment and asbestos-related exposures, nursing home liability, commercial automobile, artisan contractors, and liquor liability in two states, almost all of which had been previously discontinued, and to health clubs and stable liability. Also, in 1998, losses and LAE increased due to increased exposures from a change in the Company's mix of business and increased estimated loss ratios for certain Casualty lines.

       Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses were $22.2 million for the six months ended June 30, 1998, compared with $22.0 million for the six months ended June 30, 1997. In the second quarter of 1998, the Company recorded a restructuring charge of $0.8 million relating to the elimination of sixteen positions, as well as the related write-off of future office lease obligations on certain space that is no longer necessary. The restructuring charge was partially offset by lower acquisition costs in 1998.

     Interest Expense. Interest expense was $0.7 million for the six months ended June 30, 1998, compared with $0.8 million for the six months ended June 30, 1997. Interest expense resulted from a term loan of $25.5 million borrowed in 1995 to finance the purchase of 1.5 million shares of the Company's common stock. The outstanding balance as of June 30, 1998 was $19.4 million.

     Income Taxes (benefit). A $4.9 million income tax benefit was recorded for the six months ended June 30, 1998, compared with income taxes of $0.9 million for the six months ended June 30, 1997. In 1998, the income tax benefit resulted from an operating loss due to reserve strengthening and a restructuring charge.

     Net  Income (loss). The Company recorded a net loss of  $6.6 million for the six months ended June 30, 1998, compared with $4.3 million net income for the six months ended June 30, 1997.

      Weighted Average Shares Outstanding. Average shares outstanding were 6.7 million in 1998 and 6.7 million in 1997. The Company's basic earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.


    Liquidity and Capital Resources

     The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and general and administrative expenses. Net cash provided by operations was $7.8 million for the first six months of 1998.

     At June 30, 1998, the Company maintained cash and cash equivalents of $19.0 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at June 30, 1998 were held by its subsidiaries.

    Reinsurance recoverables on unpaid losses were $164.1 million at June 30, 1998 and $140.8 million at December 31, 1997. Due to the high limits on the Company's issued policies relative to net retentions, reinsurance recoverable on unpaid losses can fluctuate significantly depending upon the emergence and severity of reported and unreported losses.

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

     In July 1998, the Company acquired The First Reinsurance Company of Hartford and Oakley Underwriting Agency from Dearborn Risk Management, Inc. for a combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

     The purchase consideration of $43.6 million consisted of $31.9 million of cash and $11.7 million fair value of a new issue of Gryphon perpetual convertible preferred stock. The preferred stock, which has a face amount of $14.4 million, is convertible into 643,672 shares of the Company's common stock, reflecting a conversion price of $22.44 per share. No cash dividends will be paid or owed during the first four and one-half years; a cash dividend at a rate of 4.0% of the face amount will be paid thereafter. The preferred shares, which are non-callable for three years, have no sinking fund or mandatory redemption features. In connection with the transaction, Gryphon entered into a $55 million credit facility with a group of financial institutions, the proceeds of which were used to pay the cash portion of the purchase price and to repay existing bank borrowings.

     The Company has entered into interest rate swap agreements with commercial lending institutions in order to reduce the impact of interest rate fluctuations on the Company's borrowings. The interest rate swaps were effected with respect to the first $44.4 million of scheduled principal amortizations of the $55.0 million borrowing. The impact of the swaps was to create an effective fixed rate of 7.62% on the $44.4 million principal amount.

     In the third quarter of 1998, the acquisition will be accounted for by the purchase method of accounting under Opinion No. 16, "Business Combinations," of the Accounting Principles Board of the American Institute of Certified Public Accountants. Under this accounting method, any excess of purchase price over the fair market value of identifiable assets acquired less liabilities assumed will be recorded as goodwill.

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


    Year 2000 Issue

     Recently, there has been significant public discussion regarding the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

    The Company has completed an assessment of its core financial and operational software systems and believes it will be in compliance with the requirements necessary to avoid the "Year 2000" problem. The Company will test these systems to confirm their compliance. If for any reason these systems are not in compliance by December 31, 1999, the Year 2000 problem could have a material impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

     The Company has initiated discussions with significant suppliers, business partners, customers and other third parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company.

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

Effects of Inflation

     There was no significant impact on the Company's operations as a result of inflation during the second quarter of 1998.
However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.


PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)   The Annual Meeting of Shareholders of Gryphon Holdings  Inc.
was held on Tuesday, May    12, 1998.

b)    Class  II  Directors  elected  at  the  Annual  Meeting  of
Shareholders:
                                   Votes                   Votes
                                    For                  Withheld

     David H. Elliott            5,157,014                13,201
     Richard W. Hanselman        5,157,014                13,201
     George L. Yeager            5,157,014                13,201

c)   Other  Directors  of the Registrant whose  terms  of  office continued after the Annual  Meeting: Robert M. Baylis, Stephen A.
Crane,  Franklin L. Damon, Robert R. Douglass,   Hadley C.  Ford,
and Joe M. Rodgers.


Item 5. OTHER INFORMATION

     The Company's Bylaws provide that no business may be brought before an Annual Meeting of Shareholders, except as specified in the notice of the meeting or as otherwise properly brought before the meeting by, or at the direction of, the Board of Directors, or by a shareholder entitled to vote, who has delivered written notice to the Secretary of the Company at the Company's principal office (containing certain information specified in the Bylaws) not more than 60 days nor less than 45 days prior to the Annual Meeting of Shareholders; provided, however, in the event that less than 45 days notice or prior public disclosure of the date of such meeting is given or made to shareholders, notice by a shareholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice was mailed or public disclosure was made; provided further, notice by the shareholder to be timely must be received in all events not later than the close of business on the 7th day preceding the day on which the meeting is to be held.

    The Bylaws also provides that nominations for Director may be made only by the Board of Directors, or by a shareholder entitled to vote, who has delivered written notice to the Secretary of the Company (containing certain information specified in the Bylaws) in the same manner and subject to the same time requirements outlined in the preceding paragraph.

    For the Company's Annual Meeting of the Shareholders expected to be held on Tuesday, May 11, 1999, shareholders must submit any such written notice to the Secretary of the Company, during the period from March 12, 1999 through March 27, 1999, provided that notice or prior public disclosure of the date of the Annual Meeting is given or made to shareholders by March 27, 1999. If such notice or public disclosure of the date of the Annual Meeting is not given or made by March 27, 1999, a shareholder's notice regarding the foregoing matters must be received by the 10th day following the day the notice of the Annual Meeting is mailed or public disclosure is made; provided that, any notice from a shareholder regarding any of the foregoing matters must be received in all events by the close of business on May 4, 1999.

     The foregoing requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder's proposal included in the Company's proxy statement under Rule 14a-8. These requirements were outlined in the Company's proxy materials for its 1998 Annual Meeting of Shareholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a)  Exhibits

Exhibit No.            Description                        Page No.
27                     Financial Data Schedule               21

b) No reports on Form 8-K were filed during the second quarter of 1998.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Gryphon Holdings Inc.
                                     (Registrant)


Date:    August  12,  1998           Stephen A. Crane
                                     Stephen A. Crane
                                     President & Chief Executive Officer

Date:    August  12,  1998           Robert P. Cuthbert
                                     Robert P. Cuthbert
                                     Senior Vice President &
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)