Form 10-Q
period 1998-09-30
GRYPHON HOLDINGS INC
filed 1998-11-17
CIK 912558

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES  EXCHANGE ACT OF 1934

For Quarter Ended  	September 30, 1998      Commission file number 	0-5537

                  Gryphon Holdings Inc.
(Exact name of registrant as specified in its charter)


            Delaware            	          13-3287060
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	 Identification No.)



30 Wall Street, New York, New York      	  10005-2201
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:	(212)   825-1200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

										Yes    x        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	         Class	           	 			     	Outstanding at September 30, 1998
  Common stock, par value $.01             				  6,740,229





Gryphon Holdings Inc.
TABLE OF CONTENTS


Part I.		       FINANCIAL INFORMATION							                         Page

Item 1.	       	Financial  Statements
             			Consolidated Balance Sheets at
           			  September 30, 1998 and December 31, 1997			             3

              		Consolidated Statements of Income for the
                three and nine months ended September 30,
                1998 and 1997					                                	     4

			             Consolidated Statements of Cash Flows for
			             the nine months ended September 30, 1998
                and 1997		                                        	     5

			             Notes to Consolidated Financial Statements			    		     6

Item 2.		       Management's Discussion and Analysis of
			             Financial Condition and Results of Operations			  		   13

Part II.		      OTHER INFORMATION

Item 1.		       Legal Proceedings							                               21

Item 6.		       Exhibits and Reports on Form 8-K					             		   22

Signatures	                                                        	   23

EXHIBIT 27	     Financial Data Schedule								                        24



                      PART 1-FINANCIAL INFORMATION
                Gryphon Holdings Inc. and Subsidiaries
                     Consolidated Balance Sheet
                                           					September 30,		December 31,
Assets				                                         1998		          1997
Investments:				                                   (Dollars in thousands)
  Fixed maturities, available for sale,
  at fair value (amortized cost: 9/30/98
  - $371,714; 12/31/97 - $274,506) 			             	$385,403 		   $280,553
  Short-term investments, at cost, which
  approximates market		                               		 233 		        257
  Equity securities, available for sale, at
  fair value (cost: 9/30/98 - $882) 				                 901 		          -
Total investments				                                386,537 		    280,810
Cash and cash equivalents				                         16,733 		     32,272
Accrued investment income				                          5,340 		      4,071
Premiums receivable				                               36,242 		     16,151
Reinsurance recoverable on paid losses				            17,068        18,261
Reinsurance recoverable on unpaid losses				         201,051 		    140,810
Prepaid reinsurance premiums				                      34,794 		     16,573
Deferred policy acquisition costs				                 12,746 		     11,849
Deferred income taxes				                             15,216 		     10,569
Income taxes receivable				                            1,030 	         	 -
Goodwill				                                          11,368 		      1,409
Other assets				                                       9,872 		      6,210
Total assets				                                    $747,997 		   $538,985

Liabilities and Stockholders' Equity
Policy liabilities:
   Unpaid losses and loss adjustment expenses				   $448,636 	   	$328,911
   Unearned premiums				                              91,555 		     62,351
Total policy liabilities				                         540,191		     391,262
Reinsurance balances payable				                      23,212 		     12,179
Income taxes payable				                                   - 		        389
Long-term debt				                                    55,000 		     21,125
Other liabilities				                                 13,918 		      9,521
Total liabilities				                                632,321 		    434,476
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
  shares authorized;14,444 issued and outstanding 				 11,741 		         -
    Common stock, $.01 par value; 15,000,000 shares
	   authorized; 8,148,050 shares issued				                81           81
    Additional paid-in capital				                     30,581 		    30,742
    Accumulated other comprehensive income,
    net of tax				                                      8,342 		     3,585
    Deferred compensation				                            (234)		      (151)
    Retained earnings				                              89,080 		    95,065
    Treasury stock, at cost; shares 1998:
    1,407,821; 1997: 1,461,169				                    (23,915)		   (24,813)
Total stockholders' equity				                        115,676 		   104,509
Total liabilities and stockholders' equity				       $747,997    	$538,985

See accompanying notes to consolidated financial statements.
The interim financial statements are unaudited.

                     Gryphon Holdings Inc. and Subsidiaries
		                     Consolidated Statements of Income


                                      Three months ended				Nine months ended
                                   						September 30,			     	September 30,
       						                         1998		     1997		     1998		       1997
						                                    (Dollars and shares in thousand,
				 						                                    except per-share data)
Revenues
Gross premiums written					        $48,629 	  $37,290 		$127,137 		  $113,688
Net premiums written						          29,123 		  28,223  		 76,089 		    79,855

Net premiums earned						           28,418 		  27,783  		 72,849 		    76,801
Net investment income						          5,407 		   4,344  		 13,809 		    12,829
Realized gains on investments						    648 		   2,601   		 1,945 		     2,630
Other income						                       - 		     296 		       -        	 794
Total revenues						                34,473 		  35,024 	 	 88,603 		    93,054

Expenses
Losses and loss adjustment
expenses						                      21,225 	 	 17,895 		  63,946 		    47,862
Underwriting, acquisition, and
insurance expenses					           	 12,089 		  11,712 		  34,265 		    33,730
Interest expense						                 819 		     398 		   1,508      	 1,228
  Total expenses						              34,133 		  30,005  		 99,719 		    82,820

Income (loss) before income
taxes						                            340 		   5,019 		 (11,116)		    10,234
Provision for income taxes
(benefit):
  Current						                        486 		     872 		  (1,226)    		 2,070
  Deferred						                      (970)		     450 		  (4,136)		       129
Total income taxes (benefit)						    (484)		   1,322 		  (5,362)		     2,199

Net income (loss) before accretion
of preferred stock					              	$824 		  $3,697 		 ($5,754)		    $8,035
Accretion of preferred stock						     111 			             	 111
Net income (loss) attributable to
common stockholders					             	 713 		   3,697 		  (5,865)		     8,035
Other comprehensive income, net of tax:
  Unrealized investment gains (losses),
  net of reclassification
  adjustments 						                 4,879   		 1,284 		   4,872 		       698
  Foreign currency translation
  adjustments						                   (162)		       3 		    (237)		        (9)

Comprehensive income (loss)					   	$5,430 	  	$4,984 		 $(1,230)		    $8,724

Basic net earnings (loss)
per share						                      $0.11 	   	$0.55 		  ($0.87)		     $1.20

Diluted net earnings (loss)
per share					 	                     $0.11    		$0.55 	  	($0.87)		     $1.20

Basic comprehensive income (loss)
per share                           	$0.81 	   	$0.75 		  ($0.18)		     $1.31

Diluted comprehensive income (loss)
per share					                      	$0.75 		   $0.75 		  ($0.18)		     $1.31

Weighted average shares
outstanding						                    6,740 	  	 6,688 		   6,726 		     6,680

See accompanying notes to consolidated financial statements.
These statements are unaudited.

                     Gryphon Holdings Inc. and Subsidiaries
		                    Consolidated Statements of Cash Flows

                                            Nine months ended September 30,
	  						                                       1998		            1997
						                                           (Dollars in thousands)
Operating activities
Net (loss) income						                       ($5,865)		         $8,035
Adjustments to reconcile net income to
net cash provided by operating activities:
  Deferred income tax provision						          (4,136)	             129
  Amortization and depreciation						             696 		            573
  Amortization of bond discount, net						        747 	           	 352
  Realized gains on investments						          (1,945)	        	 (2,630)
  Change in assets and liabilities, net of
  effect of purchase acquisition
    Increase in net policy liabilities				     24,678 		          2,811
    Increase in premiums receivable					      (11,129)		          1,263
    Decrease (increase) in deferred
    acquisition costs				                      		 739 		         (1,231)
    Change in other assets and liabilities				 (2,005)		         (4,160)
    Increase (decrease) in reinsurance balances
    payable				                               		4,589 		         (3,940)
    Decrease (increase) in accrued investment
    income				                                 		(267)		            272
Net cash provided by operating activities						 6,102          		 1,474

Investing activities
Sales of fixed maturities						               215,046 		        304,542
Purchases of fixed maturities						          (241,373)		       (298,471)
Maturities or calls of fixed maturities						       - 	         	 1,800
Payment for the purchase acquisition,
net of cash acquired				                    		(39,924)		              -
Capital expenditures						                       (562)		           (959)
Net cash (used in) provided by investing
activities					                             	 (66,813)		          6,912

Financing activities
Proceeds from long-term debt						             55,000 		              -
Debt issue costs						                           (686)		              -
Repayment of long-term debt						             (21,125)		         (2,625)
Issuance of common stock						                    738 		            342
Issuance of preferred stock						              11,630 		              -
Deferred compensation						                      (148)		             60
Net cash used in financing activities						    45,409         		 (2,223)

Effect of exchange rate changes on cash						    (237)	            	 (9)

Decrease in cash and cash equivalents						   (15,539)          		6,154
Cash and cash equivalents at beginning
of period					                                	32,272 		         23,398
Cash and cash equivalents at end
of period					                               	$16,733 		        $29,552

Supplemental disclosure of cash flow information
Income taxes paid						                           $75 		           $530
Interest paid					                            	$1,508 		         $1,228

See accompanying notes to consolidated financial statements.
These statements are unaudited.

                  Gryphon Holdings Inc. and Subsidiaries
                Notes to Consolidated Financial Statements

1.	Basis of Presentation
Gryphon Holdings Inc. (the "Company") operates through its main subsidiary, Gryphon Insurance Group Inc., as a specialty property and casualty underwriting organization. The Company's wholly owned insurance company subsidiaries are Associated International Insurance Company ("Associated"), Calvert Insurance Company ("Calvert") and, since July 13, 1998, The First Reinsurance Company of Hartford ("First Re"). The accompanying consolidated financial statements include the accounts and operations of Gryphon Holdings Inc. and its subsidiaries.

2.	Principles of Consolidation
The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles, which as to the three wholly owned insurance company subsidiaries differ from the statutory accounting practices prescribed or permitted by regulatory authorities, and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Acquisition
On July 13, 1998, the Company acquired all of the capital stock of The
First Reinsurance Company of Hartford, Oakley Underwriting Agency, Inc. and F/I Insurance Agency, Incorporated (collectively, "First Re") from Dearborn Risk Management, Inc. for a combination of cash and preferred stock with an estimated value of $43.6 million, plus certain other performance-driven contingent consideration. First Re, a Connecticut corporation with headquarters in Chicago, is a specialty insurer of professional liability and program risks. Through its affiliate, Oakley Underwriting Agency, First Re provides Directors & Officers and Errors & Omissions coverages for corporations, professional firms, not-for-profit entities, and public entities.

The total estimated purchase consideration of $43.6 million consisted of $31.9 million of cash and $11.7 million fair value of a new issue of Gryphon perpetual convertible preferred stock. The preferred stock, which has a face amount of $14.4 million, is convertible into 643,672 shares of the Company's common stock, reflecting a conversion price of $22.44 per share. No cash dividends will be paid or owed during the first four and one-half years; a cash dividend at a rate of 4.0% of the face amount will be paid thereafter. The discount on the preferred shares attributable to the period in which no cash dividends are paid is accreted over that four and one-half years. The preferred shares, which are non-callable for three years, have no sinking fund or mandatory redemption features. In connection with the transaction, Gryphon entered into a $55.0 million credit facility with a group of financial institutions, the proceeds of which were used to pay the cash portion of the purchase price, including related expenses of the acquisition, and to repay existing bank borrowings.

The acquisition was accounted for by the purchase method of accounting under Opinion No. 16, "Business Combinations," of the Accounting Principles Board of the American Institute of Certified Public Accountants. Under this accounting method, the results of First Re are included in the Financial Statements from the date of the acquisition and any excess of purchase price and direct costs of acquisition over management's preliminary estimates of the fair market value of identifiable assets acquired less liabilities assumed have been recorded as goodwill (approximately $10.0 million) and amortized over 40 years.

As part of the Stock Purchase Agreement the final determination of the purchase price is subject to adjustment due to contingencies. The contingencies include final determination and agreement as to the closing balance sheet amounts. The allocation of the purchase price of the acquisition is subject to revision when additional information concerning asset and liability valuations are obtained.

In addition, the seller may earn additional consideration over the next three years at an amount equal to a multiple of net underwriting income, net of tax, on certain program business. Since any amounts that may become due to the seller under this agreement are entirely contingent upon future performance, no provision for such amounts has been included in the financial statements.
	The pro forma financial data, which give effect to the acquisition of First Re as though it had been completed January 1, 1997, for the nine months ended September 30, 1998 and 1997 include revenues of $102.4 million and $103.0 million, net income (loss) attributable to common stockholders of $(6.8) million and $8.1 million, basic net earnings (loss) per share of $(1.01) and $1.21, and diluted net earnings (loss) per share of $(1.01) and $1.16, respectively.

The results of operations in the proforma financial data reflect adjustments to give effect to the acquisition as if it had occurred on January
1, 1997, for the amortization of goodwill, interest expense related to the debt incurred to finance the acquisition and their tax effect. In addition, the accretion of preferred stock has been reflected as if it had occurred from January 1, 1997.

The pro forma financial information does not purport to represent what Gryphon's results of operations or financial position would actually have been had the acquisition in fact occurred on January 1, 1997 or to project the company's results of operations or financial position for or at any future period or date.

4.	Investments

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

The major categories of net investment income are summarized as follows:
			                               For the three months				For the nine months
					                              ended September 30,				ended September 30,
					                             1998		        1997		    1998		       1997
			                                         (Dollars in thousands)
Fixed maturities 	     		       $5,365 		      $4,151 	$13,641 	     	$12,212
Cash, cash equivalents and
short-term investments			          340 		         441 		   975 		       1,353
Total investment income 			      5,705 		       4,592 	 14,616 		      13,565
Less related expenses			           298 		         248 		   807 		         736
Net investment income		        	$5,407 		      $4,344 	$13,809      		$12,829

The gross realized gains and losses from sales of fixed maturity securities are as follows:
					                             For the three months				For the nine months
					                               ended September 30,				ended September 30,
					                             1998		         1997		   1998		        1997
					                                        (Dollars in thousands)

Gross realized gains					       $1,703 		      $2,711 		$3,332 	     	$3,879
Gross realized losses					      (1,055)		        (110)	 (1,387)		     (1,249)
Net realized gain on sales					   $648 		      $2,601  	$1,945 	     	$2,630



At September 30, 1998 and December 31, 1997, the amortized cost and estimated fair values of investments in fixed maturities and equity securities, by categories of securities, and short-term investments were as follows:
					                                      		Gross 		    Gross 	   	Estimated
				                           	Amortized		Unrealized		Unrealized	   	Fair
				                             	Cost		     Gains		     Losses		     Value
					                                     (Dollars in thousands)

September 30, 1998
Fixed maturities
  U.S. Treasury securities
  and obligations of U.S.
  government corporations and
  agencies				                 	$69,770 	  	$3,334 		     ($17)	    	$73,087
  Debt securities issued by
  foreign governments					        6,399 		     233 		        - 		      6,632
  Tax-exempt obligations of
  states and political
  subdivisions					             148,990 		   6,699 		       (3)		    155,686
  Mortgage-backed securities				 81,459 		   1,968 		     (131)		     83,296
  Corporate securities					      65,096 		   2,091     		 (485)		     66,702
    Total fixed maturities					 371,714 		  14,325 		     (636)		    385,403
Equity securities
  Preferred stock           					   882 		      19 	       	 - 		        901
Short-term investments					         233 		       - 		        - 	       	 233
					                          $372,829 	 	$14,344 		    ($636)	   	$386,537

December 31, 1997
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies					  $78,623     		$667 		     $(22)		    $79,268
Debt securities issued by
foreign governments					          5,857     		 130 		       (6)		      5,981
Tax-exempt obligations of states
and political subdivisions					 108,194 		   4,322        		 - 		    112,516
Mortgage-backed securities					  47,488 		     501 	     	 (47)		     47,942
Corporate securities					        34,344 		     617 		     (115)		     34,846
					                           274,506 		   6,237 		     (190)	   	 280,553
Short-term investments					         257 		       - 		        - 	       	 257
					                          $274,763		   $6,237		     $(190)    	$280,810


5. Long-Term Debt
In July 1998, the Company borrowed $55.0 million from a group of commercial lending institutions to finance the cash portion of the purchase price, including related expenses, of its acquisition of The First Reinsurance Company of Hartford and its affiliates and repay previously existing bank debt. The loan matures in varying amounts through 2004 with interest payable quarterly. The initial term loan interest rate is equivalent to either the bank's prime rate plus 62.5 basis points or the London Interbank Offered Rate ("LIBOR") plus 162.5 basis points, at the discretion of the Company. The term loan agreement contains certain restrictive covenants, including restrictions on the Company's ability to declare or pay any cash dividends to its shareholders. As of September 30, 1998, the fair value of the loan approximated the carrying value.

Principal payments due on the term loan are as follows:
                                                          Principal Amount
                    Year ending December 31,	          (Dollars in thousands)

	                             1998	                        $      0
	                             1999	                               0
	                             2000	                           4,000
	                             2001	                           6,000
	                             2002	                           7,500
	                       Thereafter	                          37,500
                             Total	                        $ 55,000

The Company has entered into interest rate swap agreements with commercial lending institutions in order to reduce the impact of interest rate fluctuations on the Company's term loan. The interest rate swaps were effected with respect to the first $43.5 million of scheduled principal amortizations of the $55.0 million loan. The impact of the swap was to create an effective fixed rate of approximately 7.65% on the $43.5 million principal amount.

6.	Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company implemented in 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Primary earnings per share have been replaced by basic earnings per share and calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share have been replaced by diluted earnings per share and calculated by including additional common shares that would have been outstanding if potentially dilutive shares had been issued during the period. Prior period earnings per share were not affected by the adoption of SFAS
No. 128.

7.	Comprehensive Income
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

The summary of the Accumulated other comprehensive income, net of tax, as reported in the Consolidated Balance Sheets are as follows:
		                               As at September 30,			As at December 31,
			                                    1998			                1997
		                            (Dollars in thousands)			(Dollars in thousands)
Unrealized investment gains,
net of tax	     		                     $8,925 		            	$3,931
Foreign currency translation
adjustments, net of tax			               (583)		             	 (346)
Accumulated other comprehensive
income, net of tax			                  $8,342 	            		$3,585

The following table provides a summary of the components of net unrealized investment gains (losses), as reported in the Consolidated Statements of
Income:
	                                 	For the three months				For the nine months
	                                  	ended September 30,				ended September 30,
 		                                1998		       1997		     1998		      1997
		                                           (Dollars in thousands)

Unrealized gains arising during
the period (net taxes of
$2,784 and $2,758 in 1998,
respectively and $567	and $187
in 1997, respectively)		         $5,172 		     $1,053 	 	$5,122 		     $348
 Less: reclassification
 adjustments for realized
 gains (losses) included in net
 income (net of taxes of	$158
 and $134 in 1998, respectively
 and $(124)	and $(188) in 1997,
 respectively)		                    293 		       (231)		    250 		     (350)
Net unrealized investment gains
on securities		                  $4,879 		     $1,284  		$4,872 		     $698

8.	New Accounting Standards
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

9.	Unaudited Consolidated Financial Statements
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and financial position of the Company for the periods ended September 30, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to financial statements as contained in the Company's 1997 Annual Report on Form 10-K. The results of operations for the period presented are not necessarily indicative of the results to be expected for the entire year.


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

Acquisition

On July 13, 1998, the Company completed its acquisition of The First Reinsurance Company of Hartford and its affiliates (collectively "First Re"), which were accounted for by the purchase method of accounting; results are included in the financial statements from the acquisition date.

Results of Operations

Third Quarter of 1998 Compared with the Third Quarter of 1997

Gross Premiums Written. Gross premiums written were $48.6 million for the third quarter of 1998, compared with $37.3 million for the third quarter of 1997. In 1998, the acquisition of First Re contributed $9.7 million of gross premiums written and the Company's other operating subsidiaries experienced increases in the following lines of business: a $3.4 million increase in Difference in Conditions ("DIC") premiums as a result of the replacement of a companion carrier by a quota share reinsurer in 1998; and a $2.0 million increase in Architects' & Engineers' Liability, primarily due to expanded marketing and the issuance of new multi-year policies. Such increases were partially offset by a $1.4 million decrease in Specialty Lines, primarily due to the cancellation of brokerage business; a $1.3 million decrease in Casualty premiums, primarily due to the discontinuance of a residential real estate developers book of business in 1998; a $0.6 million decrease in Commercial Automobile, due to non-renewal of policies because of competitive market conditions; and a $0.4 million decrease in Other
Property, primarily in the Company's national account business.


Net Premiums. Net premiums written increased to $29.1 million for the third quarter of 1998 from $28.2 million for the third quarter of 1997. Net premiums written were affected in 1998 by most of the factors described above, including the contribution of $5.0 million to net premiums from the acquisition of First Re in 1998. In addition, Commercial Automobile and DIC net premiums written decreased due to increased ceded premiums from quota share reinsurance agreements entered into in 1998. The Commercial Automobile quota share treaty reduced the net retention to $250,000 per risk from $500,000 per risk, and in DIC a companion carrier was replaced by a quota share reinsurer.

Net premiums earned increased by 2.3% to $28.4 million for the third quarter of 1998 from $27.8 million in the third quarter of 1997. The acquisition of First Re contributed $4.8 million, mitigated by decreases in net premiums earned in Commercial Automobile, Casualty lines, Other Property and DIC, as well as increased reinsurance costs.

Net Investment Income.   Net investment income was $5.4 million for the
third quarter of 1998, compared with $4.3 million for the third quarter of 1997. In 1998 net investment income was affected by $1.1 million from the acquisition of First Re and by additional funds available for investment, offset by lower average interest rates compared with the third quarter of 1997.

Net Realized Gains on Investments. During the third quarter of 1998, the Company realized a net gain of $0.6 million, compared with a net gain of $2.6 million for the third quarter of 1997. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

Other Income. For the second quarter of 1997, the Company recorded $0.3 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier. In 1998, the companion carrier was replaced by a quota share reinsurer.

Losses and Loss Adjustment Expenses.   Losses and loss adjustment expenses
("LAE") were $21.2 million for the third quarter of 1998, compared with $17.9 million for the third quarter of 1997. In the third quarter of 1998, the Company strengthened reserves by $2 million related to various lines of business, including commercial automobile, artisan contractors, and liquor liability in two states, almost all of which had been previously discontinued, and for stable liability. Also, in 1998, losses and LAE increased due to the acquisition of First Re.

Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses were $12.1 million for the third quarter of 1998, compared with $11.7 million for the third quarter of 1997. In 1998, the acquisition of First Re contributed to $2.0 million of the increase, which was partially offset by lower acquisition costs in 1998.

Interest Expense. Interest expense was $0.9 million for the third quarter of 1998, compared with $0.4 million for the third quarter of 1997. In the third quarter of 1998, the Company borrowed $55.0 million from a group of commercial lending institutions to finance the cash portion of the purchase price of First Re, including related expenses and repay previously existing bank debt. The increase in the principal amount of debt versus the year-earlier period was $33.0 million.

Income Taxes (benefit). A $(0.5) million income tax benefit was recorded for the third quarter of 1998, compared with income taxes of $1.3 million for the third quarter of 1997. In 1998, the income tax benefit resulted from an operating loss due to reserve strengthening.

Net Income before Accretion of Preferred Stock. The Company recorded a net income before accretion of preferred stock of $0.8 million for the third quarter of 1998, compared with $3.7 million for the third quarter of 1997.

Accretion of Preferred Stock. The Company recorded $0.1 million in the third quarter of 1998 for the accretion of preferred stock issued in the acquisition of First Re.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders in the third quarter of 1998 was $0.7 million, compared with $3.7 million for the third quarter of 1997.

Weighted Average Shares Outstanding. Average shares outstanding were 6.7 million in 1998 and 6.7 million in 1997. The Company's basic earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.
Diluted earnings per share includes the conversion of preferred stock to common stock with the exclusion of the preferred stock accretion from earnings during the period.

Nine Months Ended September 30, 1998 Compared with the Nine Months Ended September 30, 1997

Gross Premiums Written. Gross premiums written were $127.1 million for the nine months ended September 30, 1998, compared with $113.7 million for the nine months ended September 30, 1997. In 1998, the acquisition of First Re contributed $9.7 million of gross premiums written and the Company's other operating subsidiaries experienced increases in the following lines of business: a $7.5 million increase in Difference in Conditions ("DIC") premiums as a result of the replacement of a companion carrier by a quota share reinsurer in 1998; a $5.3 million increase in Architects' & Engineers' Liability, primarily due to expanded marketing and the issuance of new multi-year policies; and a $0.7 million increase in Commercial Automobile. Such increases were partially offset by a $5.2 million decrease in Casualty premiums, primarily due to the discontinuance of a residential real estate developers book of business in 1998; a $2.4 million decrease in Specialty Lines, primarily due to the cancellation of brokerage business; and a $2.0 million decrease in Other Property, primarily in the Company's national account business.

Net Premiums. Net premiums written decreased to $76.1 million for the nine months ended September 30, 1998 from $79.9 million for the nine months ended September 30, 1997. Net premiums written were affected in 1998 by most of the factors described above, including a $5.0 million contribution to net premiums from the acquisition of First Re in 1998. In addition, Commercial Automobile and DIC net premiums written decreased, due to increased ceded premiums from quota share reinsurance agreements entered into in 1998. The Commercial Automobile quota share treaty reduced the net retention to $250,000 per risk from $500,000 per risk, and in DIC a companion carrier was replaced by a quota share reinsurer.

Net premiums earned decreased by 5.1% to $72.9 million for the nine months ended September 30, 1998 from $76.8 million for the nine months ended September 30, 1997. The acquisition of First Re contributed $4.8 million, offset by a decrease in net premiums earned in Commercial Automobile, Casualty Lines, Other Property and DIC, as well as increased reinsurance costs.

Net Investment Income. Net investment income was $13.8 million for the nine months ended September 30, 1998, compared with $12.8 million for the nine months ended September 30, 1997. In 1998, net investment income was affected by $1.1 million from the acquisition of First Re and by additional funds available for investment, offset by lower average interest rates compared with the nine months ended September 30, 1997.

Net Realized Gains on Investments.  During the nine months ended September
30, 1998, the Company realized a net gain of $1.9 million, compared with a net gain of $2.6 million in 1997. Portfolio sales were effected in each period to optimize the mix of taxable and tax-exempt investments.

Other Income. For the nine months ended September 30, 1997, the Company recorded $0.8 million of underwriting management fees for DIC business underwritten on behalf of a companion carrier. In 1998, the companion carrier was replaced by a quota share reinsurer.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses ("LAE") were $63.9 million for the nine months ended September 30, 1998, compared with $47.9 million for the nine months ended September 30, 1997. In the second quarter of 1998 and continuing in the third quarter of 1998, the Company performed a comprehensive review of its reserves, resulting in an addition of $10.6 million in the second quarter and $2.0 million in the third quarter, to reserves relating primarily to previous accident years. The reserve strengthening related to various lines of business, including pre-1985 casualty coverages with environmental impairment and asbestos-related exposures, nursing home liability, commercial automobile, artisan contractors, and liquor liability in two states, almost all of which had been previously discontinued, and to health clubs and stable liability. In addition, First Re's third quarter losses and LAE were included in results for the nine months ended September 30, 1998.

Underwriting, Acquisition, and Insurance Expenses. Underwriting, acquisition, and insurance expenses were $34.3 million for the nine months ended September 30, 1998, compared with $33.7 million for the nine months ended September 30, 1997. In 1998, these expenses increased by $2.0 million as a result of the acquisition of First Re and by $0.8 million from a restructuring charge, recorded in the second quarter of 1998, relating to the elimination of sixteen positions, as well as the related write-off of future office lease obligations on certain space that is no longer necessary. The acquisition of First Re and the restructuring charge was partially offset by lower acquisition costs in 1998.

Interest Expense. Interest expense was $1.5 million for the nine months ended September 30, 1998, compared with $1.2 million for the nine months ended September 30, 1997. In the third quarter of 1998, the Company borrowed $55.0 million from a group of commercial lending institutions to finance the cash portion of the purchase price of First Re, including related expenses and repay previously existing bank debt. The increase in the principal amount of debt versus the year-earlier period was $33.0 million.

Income Taxes (benefit). A $(5.4) million income tax benefit was recorded for the nine months ended September 30, 1998, compared with income taxes of $2.2 million for the nine months ended September 30, 1997. In 1998, the income tax benefit resulted from an operating loss due to reserve strengthening and a restructuring charge.

Net income (loss) before Accretion of Preferred Stock. The Company recorded a net loss before accretion of preferred stock of $(5.8) million for the nine months ended September 30, 1998, compared with the $8.0 million net income for the nine months ended September 30, 1997.

Accretion of Preferred Stock. The Company recorded $0.1 million in the third quarter of 1998 for the accretion of preferred stock issued in the acquisition of First Re.

Net Income (loss) Attributable to Common Stockholders. The Company recorded a net loss attributable to common stockholders of $(5.9) million for the nine months ended September 30, 1998, compared with the $8.0 million net income for the nine months ended September 30, 1997.

Weighted Average Shares Outstanding. Average shares outstanding were 6.7 million in 1998 and 6.7 million in 1997. The Company's basic earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the conversion of preferred stock to common stock with the exclusion of the preferred stock accretion from earnings during the period.

Liquidity and Capital Resources

The Company receives cash from premiums and, to a lesser extent, investment income. The principal cash outflows are for the payment of claims, reinsurance premiums, policy acquisition costs and general and administrative expenses. Net cash provided by operations was $6.2 million for the first nine months of 1998.

At September 30, 1998, the Company maintained cash and cash equivalents of $16.7 million to meet current payment obligations. In addition, the Company's investment portfolio could be substantially liquidated without any material financial impact. Substantially all of the cash and investments of the Company at September 30, 1998 were held by its subsidiaries.

As a holding company, the Company depends principally on dividends from its insurance company subsidiaries to pay corporate overhead expenses, including principal and interest on its borrowings. The Company's subsidiaries are subject to state insurance laws that restrict their ability to collectively pay dividends. Under the insurance code of Pennsylvania, dividends from Calvert are limited to the greater of 10% of surplus as regards policyholders as of the preceding year end or the net income for the previous year, without prior approval from the Pennsylvania Department of Insurance. Under the insurance code of California, dividends from Associated are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the Company's statutory net income for the previous year, without prior approval from the California Department of Insurance. Under the insurance code of Connecticut, dividends from First Re are limited to the greater of 10% of policyholders' statutory surplus as of the preceding year end or the Company's net income for the previous year, without prior approval from the Connecticut Department of Insurance, however, as a result of the acquisition dividends approval is required for a two-year period following the acquisition date.

The National Association of Insurance Commissioners adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus for all property and casualty insurers. Based on the guidelines and computations made by the Company in conformity with such guidelines, Associated, Calvert and First Re have exceeded the required levels of capital. There can be no assurance that capital requirements applicable to the Company's business will not increase in the future.

On July 13, 1998, the Company acquired The First Reinsurance Company of Hartford and Oakley Underwriting Agency from Dearborn Risk Management, Inc. for an estimated combination of cash and preferred stock valued at $43.6 million, plus certain other performance-driven contingent consideration.

The total estimated purchase consideration of $43.6 million consisted of $31.9 million of cash and $11.7 million fair value of a new issue of Gryphon perpetual convertible preferred stock. The preferred stock, which has a face amount of $14.4 million, is convertible into 643,672 shares of the Company's common stock, reflecting a conversion price of $22.44 per share. No cash dividends will be paid or owed during the first four and one-half years; a cash dividend at a rate of 4.0% of the face amount will be paid thereafter. The discount on the preferred shares, attributable to the period in which no cash dividends are paid, is accreted over that four and one-half years. The preferred shares, which are non-callable for three years, have no sinking fund or mandatory redemption features. In connection with the transaction, Gryphon entered into a $55 million credit facility with a group of financial institutions, the proceeds of which were used to pay the cash portion of the purchase price and to repay existing bank borrowings.

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

Year 2000 Issue
There has been significant public discussion in recent years of the "Year 2000" issue, which relates to the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

The Company has initiated a Year 2000 Compliance Review to address this issue, which is overseen by a Year 2000 Compliance Group comprised of representatives from both technical and non-technical departments of the Company. In addition, the Company has sought the assistance of outside technical and legal advisors. The Board of Directors and its Audit Committee receive regular reports on the status of the Year 2000 Compliance Review, which involves six phases: awareness and initial assessment; inventory of potential problems; development of corrective plans; remediation; testing; and deployment of corrected systems.

The Company's core financial and operational computer and software systems were scheduled for replacement in 1998, independent of any Year 2000 remediation efforts. At this stage, these systems are in the testing and deployment phases of the Year 2000 Compliance Review, and management believes that these systems will be suitable for continued use into and beyond the year 2000. If for any reason these systems are not suitable for such use, the Year 2000 problem could have a material adverse impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

The Company's Year 2000 Compliance Review includes an assessment of
"embedded chip" systems associated with its end-user computing hardware and software (including personal computers, spreadsheets, word processing and other personal and work group applications), its corporate facilities (such as security systems, elevators and climate control systems) and its office equipment (including telephones, fax machines and similar equipment). The Company is continuing to identify potential problems associated with its embedded chip systems and to develop corrective plans to avoid or mitigate such potential problems. Where appropriate, the Company intends to upgrade or replace non-compliant embedded chip systems to avoid potential Year 2000 problems. The Company anticipates that the deployment of corrected systems for its "embedded chip" technology will be completed during the second quarter of 1999.

The Company has initiated discussions with a broad group of suppliers, business partners, customers and other parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 problems. The Company has reviewed written questionnaires returned by these parties, and it intends to monitor the state of compliance of those key business affiliates that provide significant support to the Company's insurance operations, and, where necessary, to work with these parties to address potential problems.
However, there can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems will not have a material adverse effect on the Company.

The Company is reviewing with the management of First Re the integration of First Re's computer systems and programs with those of the Company in light of various operational considerations. At this stage, the software and computer systems of First Re in place prior to the acquisition are in the testing and deployment phases of the Company's Year 2000 Compliance Review, and management believes that these systems will be suitable for use into and beyond the year 2000. It is not anticipated that the eventual integration of First Re's systems with those of the Company will be influenced by Year 2000 considerations.

The Company's Year 2000 Compliance Review is intended to reduce significantly the level of uncertainty associated with the Year 2000 issue. As part of this review, the Company plans to develop contingency plans to address and mitigate the potential impact of problems that might surface with the approach of the millennium. In light of the current stage of the Company's review of its core financial and operational systems and its "embedded chip" technology, the Company is developing contingency plans that focus on the potential interruption of support services provided to the Company by business affiliates or public authorities due to problems these parties may experience in connection with the Year 2000 issue. The Company intends to explore these and other "worst case" scenarios in the coming months to anticipate and limit, wherever possible, the potential impact of any such scenario on the Company's insurance operations or financial condition. These plans will include identifying alternate suppliers and vendors, conducting staff training and developing alternative communication plans.

Several years ago, the Company initiated a program to replace by 1998 its core computer systems and software in order to enhance its internal capabilities, better support its business affiliates and improve its service to policyholders. An incidental benefit of this program has been the replacement of dated technology with new systems and software that are Year 2000 compliant. As a result, costs incurred to date by the Company in connection with its Year 2000 Compliance Review have been less than $100,000, and the Company anticipates that the costs associated with any remaining actions in connection with the Year 2000 Compliance Review, such as the completion of a Year 2000 audit by an independent consultant and the potential replacement or upgrade of non-compliant embedded chip technology, will not be material.

The Company is currently assessing what changes may be appropriate in insurance coverages it currently markets in light of the Year 2000 issue. In this connection, management is considering possible modifications and/or exclusions to policy forms that could be implemented in connection with future insurance policies that will extend coverage beyond December 31, 1999. In the past, judicial interpretations have expanded the coverage of insurance policies, including those regarding pollution and other environmental exposures, beyond the scope anticipated by insurers. This has increased the difficulty of estimating the loss and loss adjustment expense reserves established by insurers. The Company will continue to review its reserves in light of evolving developments relating to the Year 2000 issue.

The dates on which the Company believes that the various components of its Year 2000 Compliance Review will be completed are based on management's best estimates, which, in turn, are based upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party compliance plans and other factors. As a result, there can be no guarantee that the Company's schedule of completion dates will be realized or that there will not be increased costs associated with the implementation of the Year 2000 Compliance Review. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company cannot assure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may effect its operations and business or expose it to third-party liability.

Effects of Inflation

There was no significant impact on the Company's operations as a result of inflation during the third quarter of 1998. However, there can be no assurance that inflation will not have a material impact on the Company's operations in the future.

                          PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

On October 20, 1998, Markel Corporation ("Markel"), the beneficial owner of 11.7% of the Company's outstanding common stock, commenced an action in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Litigation"), which names the Company and its Board as defendants.
In the Delaware Litigation, Markel seeks, among other things, (i) an injunction enjoining the Board from adopting any defensive measure which has the effect of impeding, thwarting, frustrating or interfering with an unsolicited tender offer (the "Offer") by Markel to purchase, for $18.00 per share, all of the outstanding common stock of the Company; (ii) a declaration that a certain rights agreement (the "Rights Agreement") dated as of June 5, 1995, as amended from time to time thereafter, between the Company and State Street Bank and Trust Company, as Rights Agent, is invalid and that the adoption of the Rights Agreement constituted a breach of fiduciary duty and violated Delaware law; and
(iii) a declaration that the Company's failure to render Section 203 of the Delaware General Corporation Law inapplicable to the Offer constitutes a breach of fiduciary duty. The Company and the Board believe that they have meritorious defenses to the Delaware Litigation and intend to defend the action on that basis.

The proposed acquisition of the outstanding common stock of the Company by Markel pursuant to the Offer will require the approvals of the Insurance Commissions of California, Connecticut and Pennsylvania, which are the states in which the insurance companies owned by the Company are domiciled. The filing by Markel with each of these Insurance Commissions of an application for the approval of its acquisition of control of the Company has triggered public hearing requirements and/or statutory periods within which decisions by these authorities must be rendered. The Company has not yet determined the position it will take with respect to these applications.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
Exhibit No.						          Description					              	Page No.

27							                  Financial Data Schedule			     24

b) The following Forms 8-K and financial statements were filed during the third quarter of 1998:

1. Form 8-K filed July 27, 1998 reporting the completion of the acquisition from Dearborn Risk Management, Inc. of all of the issued and outstanding shares of capital stock of The First Reinsurance Company of Hartford, Oakley Underwriting Agency, Inc. and F/I Insurance Agency, Incorporated (collectively, the "Acquired Companies").

2. Form 8-K filed July 29, 1998 reporting the amendment of the Company's Shareholder Rights Plan.

3. Form 8-K/A filed September 28, 1998 submitting the financial statements of the Acquired Companies.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								                                 Gryphon Holdings Inc.
										                               (Registrant)

Date: November 16, 1998					                  Stephen A. Crane
                                  												Stephen A. Crane
	                                             President & Chief Executive
                                              Officer

Date: November 16, 1998					                  Robert P. Cuthbert
												                                  Robert P. Cuthbert
	                                             Senior Vice President &
			                                           Chief Financial Officer
						                                        (Principal Financial and
									                                     Accounting Officer)